Form 10QSB
period 2004-12-31
Biotel Inc.
filed 2005-02-14
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-50914

__________________________________

BIOTEL INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1427114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11481 Rupp Drive
Burnsville, MN 55337
(Address of principal executive offices, including zip code)

(952) 890-5135
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of December 31, 2004, was 2,643,827.

BIOTEL INC.
INDEX
____________________________________

i

Part I

Item 1:   Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited December 31, 2004	Audited June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,059	$118,118
Trade accounts receivable, net of allowance	1,951,776	1,708,040
for doubtful accounts of $67,967 and $77,537
at December 31 and June 30, 2004, respectively
Inventories	1,418,821	1,285,171
Deferred tax asset	284,998	335,667
Other current assets	106,163	41,337

Total Current Assets	3,794,817	3,488,333

PROPERTY, PLANT & EQUIPMENT (Net)	623,937	334,092

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	46,678	30,678

Total Other Assets	742,229	726,229

	$5,160,983	$4,548,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$506,196	$—
Current portion of notes payable	253,836	223,843
Trade accounts payable	609,251	570,598
Accrued payroll and related liabilities	215,989	248,323
Deferred service contract revenue	187,941	190,600
Other current liabilities	126,693	150,881
Accrued Income Taxes	75,463	99,950

Total Current Liabilities	1,975,369	1,484,195

LONG-TERM LIABILITIES:
Notes payable	549,143	680,017

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)

Total Liabilities	2,524,512	2,164,212

STOCKHOLDERS’ EQUITY:
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,643,827 and 2,576,827 shares issued, respectively	26,438	25,768
Additional paid-in capital	1,937,634	1,912,179
Retained Earnings	672,399	446,495

Total Stockholders’ Equity	2,636,471	2,384,442

	$5,160,983	$4,548,654

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the six months ended December 31,
	2004	2003
SALES AND SERVICES	$5,087,452	$4,425,790

COST OF SALES AND SERVICES	2,802,017	2,388,294

GROSS PROFIT	2,285,435	2,037,496

OPERATING EXPENSES
Selling and administrative expenses	1,403,309	1,000,992
Research and development	508,466	523,957

Total operating expenses	1,911,775	1,524,949

INCOME FROM OPERATIONS	373,660	512,547

OTHER INCOME (EXPENSE)
Interest Income	0	2,644
Interest Expense	(29,987)	(50,792)
Other Expense	(100)	(56)

Total other income (expense)	(30,087)	(48,204)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	343,573	464,343

PROVISION FOR INCOME TAXES	117,669	7,436

NET INCOME	225,904	456,907

RETAINED EARNINGS (DEFICIT)
BEGINNING OF PERIOD	446,495	(698,623)

END OF PERIOD	$672,399	$(241,716)

INCOME PER SHARE
BASIC	$0.09	$0.18

DILUTED	$0.08	$0.18

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended December 31,
	2004	2003
SALES AND SERVICES	$2,596,233	$2,080,062

COST OF SALES AND SERVICES	1,440,469	1,174,811

GROSS PROFIT	1,155,764	905,251

OPERATING EXPENSES
Selling and administrative expenses	736,378	498,370
Research and development	256,244	272,924

Total operating expenses	992,622	771,294

INCOME FROM OPERATIONS	163,142	133,957

OTHER INCOME (EXPENSE)
Interest Income	0	3
Interest Expense	(16,443)	(21,495)
Other Expense	(50)	(56)

Total other income (expense)	(16,493)	(21,548)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	146,649	112,409

PROVISION FOR INCOME TAXES	54,134	2,192

NET INCOME	92,515	110,217

RETAINED EARNINGS (DEFICIT)
BEGINNING OF PERIOD	579,884	(351,933)

END OF PERIOD	$672,399	$(241,716)

INCOME PER SHARE
BASIC	$0.04	$0.04

DILUTED	$0.03	$0.04

BIOTEL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the six months ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$225,904	$456,907
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	103,312	74,558
Deferred Income Tax	50,669	—
Increase(decrease) in allowance for doubtful accounts	(9,570)	14,828
Increase(decrease) of inventory valuation allowance	7,135	(59,000)
Changes in deferred and accrued amounts
Trade accounts receivable	(234,166)	(2,681)
Life insurance proceeds receivable	—	500,000
Prepaid expenses	(64,826)	1,090
Inventories	(140,785)	(51,850)
Other assets	(16,000)	(1,361)
Trade accounts payable	38,653	(30,502)
Accrued payroll and related liabilities	(32,334)	(31,176)
Other accrued expenses	(24,188)	(48,381)
Deferred service contract revenue	(2,659)	(41,037)
Income taxes payable	(24,487)	0

Net cash provided by (used for) operating activities	(123,342)	781,395

INVESTING ACTIVITIES
Purchases of property and equipment	(393,157)	(51,382)

Net cash used for investing activities	(393,157)	(51,382)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	26,125	—
Net change on line of credit	506,196	(17,788)
Proceeds from new debt	—	7,049
Payments of long-term debt	(100,881)	(671,094)

Net cash provided for (used for) financing activities	431,440	(681,833)

Net increase (decrease) in cash and cash equivalents	(85,059)	48,180

CASH AND CASH EQUIVALENTS AS OF JUNE 30	118,118	2,487

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31	$33,059	$50,667

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

        Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc., Carolina Medical, Inc., Advanced Biosensor Inc., and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Carolina Medical, Inc. manufactures and services components used in liposuction treatments and diagnostic equipment used in ultrasound imaging and blood flow measurement. Braemar, Inc. and Carolina Medical, Inc. primarily sell to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Advanced Biosensor Inc. designs diagnostic Holter software which it integrates and sells in combination with Braemar recorders and other cardiopulmonary diagnostic equipment to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

        The Company’s sales consist of national and international sales.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of Biotel Inc. and its wholly owned subsidiaries (collectively, the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

Management estimates
Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the allowance for doubtful receivable accounts, inventory valuation allowances and warranty reserves. Actual results could differ from those estimates.

Concentrations of credit risk
At times the Company maintains bank deposits in excess of the federally insured limit. Management monitors the soundness of these financial institutions and feels the Company’s risk is negligible.

The Company sells its products to customers on credit in the ordinary course of business. A customer’s credit history is reviewed and must meet certain standards before credit is extended. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Advertising and marketing
The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. The costs of direct response advertising, which include printing and mailing costs, are capitalized and amortized over the period during which future benefits are expected to be received, which is typically 12 months or less. At December 31 and June 30, 2004, capitalized advertising costs totaled $3,200 and $6,200, respectively. During the 3-month periods ending December 31, 2004 and 2003, advertising expenses totaled approximately $48,700 and $13,600, respectively. Year-to-date advertising expenses through December 31, 2004 and 2003, totaled approximately $65,200 and $22,600, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Inventories
Inventories are valued at the lower of cost (using the average and first-in first-out cost methods) or market. Company management periodically reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded as a reserve to reduce inventories to the lower of cost or market.

Marketable securities
The Company has investments in securities which are classified as available for sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of comprehensive income and stockholders’ equity. Realized gains and losses on the disposition of securities and declines in value judged to be other than temporary are computed on the specific identification method and included in income. The securities have been valued based on the quoted market price for the stock.

Property and equipment
Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line or declining-balance methods over estimated useful lives of three to ten years for equipment, three to five years for automobiles and two to thirty-one years for leasehold improvements. Maintenance and repairs which do not improve or extend the useful lives of assets are charged to expense as incurred.

Goodwill
The Company accounts for the purchase price in excess of tangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2004 and 2003, such test of goodwill determined the recorded goodwill had not been impaired.

Service contracts
Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At December 31 and June 30, 2004, current liabilities include service contract revenue deferrals of approximately $188,000 and $191,000, respectively.

Warranty reserve
The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At December 31 and June 30, 2004, the warranty reserve totaled $75,860 and $98,316, respectively, and this amount is included in Other Liabilities. The following is a reconciliation of the aggregate warranty liability as of December 31, 2004:

Balance, June 30, 2004	$98,316

Claims Paid	(46,817)
Additional warranties issued and revisions in
estimates of previously issued warranties	24,361

Balance, December 31, 2004	$75,860

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue recognition
Revenues from medical equipment and software sales are recognized at date of shipment when title passes to the customer. There are no customer acceptance provisions, and the right to return exists only in cases of damaged product or non-compliance with customer specifications.

The Company’s revenue recognition complies with the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101.

Income per common share
Income per common share amounts are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 required the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.

Stock options plans
The Company has elected to account for its stock-based compensation under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for its employee stock option plan under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for the measurement and recognition of its stock-based compensation. Under the provisions of APB No. 25, the Company recognized no compensation expense related to options granted. However, SFAS No. 123 requires the Company to disclose pro forma information regarding option grants made to its employees and board of directors. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below.

SFAS No. 123 pro forma amounts are as follows for the three months ended December 31, 2004 and 2003:

	2004	2003
Net income, as reported	$92,515	$110,217
Less: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of related tax effects	4,100	3,824

Pro forma net income	$88,415	$106,393

Pro forma basic income per share	$0.03	$0.04

Pro forma diluted income per share	$0.03	$0.04

Basic income per share as reported	$0.04	$0.04

Diluted income per share as reported	$0.03	$0.04

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

SFAS No. 123 pro forma amounts are as follows for the six months ended December 31, 2004 and 2003:

	2004	2003
Net income, as reported	$225,904	$456,907
Less: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of related tax effects	77,268	10,011

Pro forma net income	$148,636	$446,896

Pro forma basic income per share	$0.06	$0.17

Pro forma diluted income per share	$0.05	$0.17

Basic income per share as reported	$0.09	$0.18

Diluted income per share as reported	$0.08	$0.18

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the six months ending December 31, 2004 and 2003: risk-free interest rate based on date of issuance of 3.72%, no expected dividends, a volatility factor of 74.79 and 229.35, respectively, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%. Using these assumptions, the total value of stock options and rights to receive stock granted during the six months ended December 31, 2004 and 2003, to be recognized over the vesting period was approximately $379,000 and $30,000, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of Biotel Inc.’s options.

Research and Development
Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of the Company.

Income taxes
Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes relate primarily to differences between financial and income tax reporting for the basis of inventory, accounts receivable, property and equipment and accrued liabilities. The deferred tax accounts represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes may also be recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash and cash equivalents
The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications
Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE 3 – AVAILABLE FOR SALE SECURITIES

        At June 30, 2000, Biotel Inc. owned a 46% interest in ADVA International, Inc. (ADVA), (previously Advanced Medical Products, Inc., AMP), an unconsolidated subsidiary. Prior to 2000, this subsidiary was consolidated with Biotel Inc. However, when the Company’s interest in this subsidiary decreased to below 50% during 2000, Biotel Inc. suspended the practice of consolidation and began accounting for this subsidiary using the equity method of accounting. During 2001, ADVA was involved in a reverse merger transaction which reduced the Company’s ownership to approximately 2.5%, at which point the Company began to account for this marketable security in accordance with Financial Accounting Standards No. 115. At December 31 and June 30, 2004, the Company reduced this investment to its fair market value of $0 based on quoted market prices. The Company’s cost basis in this stock was zero at December 31 and June 30, 2004.

NOTE 4 – INVENTORIES

        As of December 31 and June 30, 2004, inventories consist of the following:

	December 31, 2004	June 30, 2004
Raw materials and supplies	$1,208,134	$1,089,151
Work in process	92,986	141,732
Finished Goods	363,668	298,088
Evaluation units and replacements	26,790	21,822

	1,691,578	1,550,793
Valuation Allowance	(272,757)	(265,622)

	$1,418,821	$1,285,171

NOTE 5 – PROPERTY AND EQUIPMENT

        As of December 31 and June 30, 2004, property and equipment consist of the following:

NOTE 5 – PROPERTY AND EQUIPMENT, Continued

	December 31, 2004	June 30, 2004
Machinery and equipment	$2,411,224	$2,031,142
Vehicles	4,680	4,680
Furniture and fixtures	88,559	75,483
Leasehold improvements	37,601	37,601

	2,542,063	2,148,906
Accumulated depreciation	(1,918,126)	(1,814,814)

	$623,937	$334,092

NOTE 6 – LONG TERM DEBT

        As of December 31 and June 30, 2004, long-term debt consists of the following:

BANK	December 31, 2004	June 30, 2004
Term loan with bank, payable in monthly installments of
$20,527 including interest at the prime rate (6.00% at
December 31, 2004) plus 1.0%, due March 26, 2008
This loan is collateralized by a first lien on principally all
Company assets and a $35,000 personal guarantee by the
Company’s Chief Executive Officer	$756,766	$857,647

OTHER
Note payable to stockholder, annual interest of 9.0%, due
September 30, 2005	46,213	46,213

	802,979	903,860

Less current maturities	(253,836)	(223,843)

	$549,143	$680,017

Maturities of long-term debt are as follows for the years ending December 31:
2005		$253,836
2006		220,116
2007		233,296
2008		95,731

		$802,979

NOTE 6 – LONG-TERM DEBT, Continued

        The bank loan agreements contain financial and other covenants requiring the Company to provide certain financial information to the bank on a monthly and quarterly basis. The financial covenants require the Company to maintain a net worth of $1,750,000 and a debt-to-worth ratio not in excess of 2.5 to one.

        On December 21, 2004, the Company refinanced the credit line with a $1,250,000 line of credit with a bank. The line bears interest at the bank’s prime rate (5.00% at December 31, 2004) plus 1.0% and expires October 29, 2005. Balance outstanding as of December 31, 2004 was $506,196.

        At June 30, 2004, the Company had a $750,000 line of credit with a bank. At June 30, 2004 there was no outstanding balance on this line. The line, bearing interest at the bank’s prime rate (4.25% at June 30, 2004) plus 1.0%, was refinanced on December 21, 2004.

NOTE 7 – RELATED PARTY TRANSACTIONS

        Interest expense for note payable to stockholder for the quarters ended December 31, 2004 and 2003 was $1,041 and $9,515, respectively. Accrued interest payable to related parties was $5,199 and $3,119 as of December 31 and June 30, 2004, respectively.

        Carolina Medical, Inc. leases its land and building from an affiliated partnership under a lease agreement which expires April 30, 2008. Total rent expense to the affiliated partnership was $12,600 and $12,600 for the three months ended December 31, 2004 and 2003, respectively. (See Note 8)

NOTE 8 – LEASE OBLIGATIONS

        Advanced Biosensor Inc. leases its facility under a three-year lease agreement which will expire October 31, 2005.

        Braemar, Inc. maintains a non-cancelable operating lease for office and manufacturing space, which includes costs allocated by the lessor for property taxes, insurance and maintenance. This lease expires February 2006.

        Carolina Medical, Inc. leases its facility under a five-year lease agreement which will expire April 30, 2008.

        Agility Centralized Research Services, Inc. leases its facility under a two-year lease agreement which will expire January 31, 2006.

        Future minimum lease payments due under these non-cancelable operating leases as of December 31, 2004 are as follows:

2005	$244,654
2006	73,449
2007	50,400
2008	16,800

$385,303

        Total rent expense under these operating leases was $142,604 and $125,943 for the six months ended December 31, 2004 and 2003, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

        Carolina Medical, Inc. is currently subject to environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. Carolina Medical, Inc. has requested that DENR place this site and associated contamination in a low-risk status should the adjacent landowner, who utilizes well water, discontinue the use of its well and be placed on municipal water. The potential impact of this matter on the Company’s financial statements is currently uncertain.

        Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 10 – SIGNIFICANT CUSTOMER CONCENTRATIONS

        Credit sales are made to the Company’s customers in the ordinary course of business. General, these sales are unsecured. The Company had two major customers that accounted for approximately 30% and 13% of the Company’s consolidated revenues for the three months ended December 31, 2004 and 26% and 9% of the Company’s consolidated revenues for the three months ended December 31, 2003. These customers accounted for approximately 28% and 11% of the Company’s consolidated revenue for the six months ended December 31, 2004 and 27% and 12% of the Company’s consolidated revenue for the six months ended December 31, 2003.

NOTE 11 – STOCK OPTIONS

        Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of December 31, 2004 and 2003, Biotel Inc. had 452,000 and 375,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 4.48 years. There were 67,000 options exercised during the three months ended December 31, 2004 and no options were exercised during the three months ended December 31, 2003. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

        A summary of the activity under the Company’s plan is as follows:

NOTE 11 – STOCK OPTIONS, Continued

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	396,000	254,000	$0.3870	164,334	$0.4591

Granted	(96,000)	96,000

Balance at September 30, 2003	300,000	350,000	$0.5190	221,334	$0.4580

Granted	(25,000)	25,000

Balance at December 31, 2003	275,000	375,000	$0.5810	256,334	$0.4970

Balance at June 30, 2004	324,000	326,000	$0.6125	224,000	$0.5329

Granted	(205,000)	205,000

Balance at September 30, 2004	119,000	531,000	$1.1500	312,250	$0.8070

Exercised	67,000	(67,000)
Expired	12,000	(12,000)

Balance at December 31, 2004	198,000	452,000	$1.2800	246,250	$0.9420

NOTE 12 – INCOME TAXES

        The components of the provision (credit) for income taxes are as follows for the three months ended December 31, 2004 and 2003:

	2004	2003
Current provision for taxes	$33,265	$23,754
Decrease (increase) in deferred tax credits	20,869	(21,562)

Total provision	$54,134	$2,192

NOTE 12 – INCOME TAXES, Continued

        The components of the provision for income taxes are as follows for the six months ended December 31, 2004 and 2003:

	2004	2003
Current provision for taxes	$67,000	$47,000
Decrease in deferred tax credits	50,669	329,447
Decrease in valuation allowance	—	(369,011)

Total provision	$117,669	$7,436

        The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of December 31, 2004 and June 30, 2004 are presented below:

	December 31, 2004	June 30, 2004
Deferred tax assets applicable to:
Allowance for doubtful accounts	$27,000	$30,250
Inventory reserves	106,400	103,600
Warranty reserves	29,600	38,500
Net operating loss carryforwards	213,000	251,000
AMT tax credit	64,520	89,367
Other	57,478	35,950

	497,998	548,667
Less valuation allowance	213,000	213,000

Deferred tax asset	$284,998	$335,667

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the year ended June 30, 2004 management concluded that $335,667 of the deferred tax asset was more likely than not to be realized in future periods and reduced the valuation allowance which was established in previous years by $470,250. This conclusion was based on management’s anticipation of future reversal of temporary tax differences and future taxable income to be generated from operations.

        The Company has federal and state net operating loss carryovers at December 31, 2004 totaling approximately $509,000. These net operating loss carryforwards expire on various dates through 2017. The Company is not expecting to realize the benefit from the majority of these net operating loss carryforwards due to various Internal Revenue Service Code limitations relating to the origination of these losses and, therefore, has established a valuation allowance to reduce the related deferred tax asset to the amount that is expected to be realized

NOTE 13 – EARNINGS PER SHARE OF COMMON STOCK

        The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2004 was 2,604,729 and 2,967,131, respectively, and for the three months ended December 31, 2003, was 2,554,827 and 2,695,041, respectively. The weighted average number of shares used in

NOTE 13 – EARNINGS PER SHARE OF COMMON STOCK, Continued

the computation of basic and diluted income per common share for the six months ended December 31, 2004 was 2,590,778 and 2,769,892, respectively, and for the six months ended December 31, 2003 was 2,554,827 and 2,573,693, respectively.

NOTE 14 – EMPLOYEE BENEFITS PLANS

        Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the three months ended December 31, 2004 and 2003 totaled $12,737 and $13,546, respectively. Company contributions for the six months ending December 31, 2004 and 2003 totaled $27,554 and $27,824, respectively.

        Effective December 1, 2004, Biotel Inc. provides a Health Savings Account plan for its employees. Employer contribution to the plan for the period ended December 31, 2004, totaled $4,740.

NOTE 15 – OPERATIONS AND INDUSTRY SEGMENTS

        The Company reports on two segments of business: OEM Medical Equipment Sales and Direct Medical Equipment Sales. The industry segment information corresponds with the Company’s different customer and product types and therefore complies with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

NOTE 15 – OPERATIONS AND INDUSTRY SEGMENTS, Continued

	Three months ended December 31, 2004
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	$2,121,283	$366,059		$2,487,342
International Revenues	89,193	19,698		108,891

Revenues from external customers	2,210,476	385,757		2,596,233
Intersegment revenues	68,495	(68,495)		—
Interest expense	1,041	—	15,402	16,443
Depreciation	48,349	5,232	60	53,641
Segment profit	125,166	(4,627)	(28,024)	92,515
Goodwill	695,551	—	—	695,551
Total segment assets	4,336,907	374,866	449,210	5,160,983
Purchase of property and equipment	85,708	—	71,403	157,111

	Three months ended December 31, 2003
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	$1,535,131	$431,061		$1,966,192
International Revenues	85,339	28,531		113,870

Revenues from external customers	1,620,470	459,592		2,080,062
Intersegment revenues	62,009	(62,009)		—
Interest expense	2,692	—	18,803	21,495
Depreciation	29,616	8,064	60	37,740
Segment profit	49,523	73,240	(12,546)	110,217
Goodwill	695,551	—	—	695,551
Total segment assets	3,085,017	366,583	296,526	3,748,126
Purchase of property and equipment	23,865	—	—	23,865

NOTE 15 – OPERATIONS AND INDUSTRY SEGMENTS, Continued

	Six months ended December 31, 2004
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	4,123,443	710,911		4,834,354
International Revenues	212,345	40,753		253,098

Revenues from external customers	4,335,788	751,664	—	5,087,452
Intersegment revenues	138,545	(138,545)		—
Interest expense	2,176	—	27,811	29,987
Depreciation	94,036	9,156	120	103,312
Segment Profit	261,065	4,030	(39,191)	225,904
Goodwill	695,551			695,551
Total segment assets	4,336,907	374,866	449,210	5,160,983
Purchase of property and equipment	321,754	—	71,403	393,157

	Six months ended December 31, 2003
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	3,333,088	800,362		4,133,450
International Revenues	206,409	85,931		292,340

Revenues from external customers	3,539,497	886,293	—	4,425,790
Intersegment revenues	126,675	(126,675)		—
Interest expense	10,690	—	40,102	50,792
Depreciation	58,392	16,086	80	74,558
Segment Profit	346,870	120,974	(10,937)	456,907
Goodwill	695,551			695,551
Total segment assets	3,085,017	366,583	296,526	3,748,126
Purchase of property and equipment	51,382	—	—	51,382

NOTE 16 – ASSET PURCHASE

        Biotel Inc. purchased substantially all of the assets of Agility Centralized Research Services, LLC (Agility), effective July 1, 2004. Management believes this investment will allow the Company to vertically integrate into the growing industry of contract research. Agility, founded in November, 2003, provides 24 hour/7 days per week electrocardiogram (ECG) data collection and management services supporting cardiac safety and therapeutic evaluation within the clinical trials of medical corporations. During each of the quarters ending December 31, 2004 and September 30, 2004, the Company paid $30,000 in contingent payments relating to this asset purchase. These payments are included in selling, general and administrative expenses.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

Critical Accounting Policies

        The consolidated financial statements of Biotel include the accounts of Biotel Inc. and its wholly-owned subsidiaries (collectively, “Biotel”). Significant intercompany accounts and transactions are eliminated in consolidation.

        Management uses estimates and assumptions in preparing financial statements, including those assumed in computing the allowance for doubtful receivable accounts, inventory valuation allowances and warranty reserves. Those estimates and assumptions may affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported revenues and expenses. Actual results may vary from these estimates.

        At times Biotel maintains bank deposits in excess of federally insured limit. Management monitors the soundness of these financial institutions and believes Biotel’s risk is negligible.

        Biotel sells its products to customers on credit in the ordinary course of business. A customer’s credit history is reviewed and must meet certain standards before credit is extended. Biotel establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        Biotel follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

        Inventories are valued at lower of cost (using the average and first-in first-out cost methods) or market.

        Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line or declining-balance methods over estimated useful lives of three to 10 years for equipment, three to five years for automobiles and two to 31 years for leasehold improvements.

        For the year ended June 30, 2002, Biotel adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill arose from the acquisition of Braemar, which was acquired during a previous accounting period. Goodwill is deemed to have an indefinite useful life and will no longer be amortized but will be subject to impairment tests performed at least annually. During fiscal 2004 and 2003, Biotel performed the required impairment tests of goodwill and determined the recorded goodwill had not been impaired.

        Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred.

        Biotel warrants its products against defects in material and workmanship for 90 days for electromagnetic and ultrasound probes and one year for all other manufactured equipment. An accrual is provided for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

        Revenues from product sales are recognized at date of shipment.

        Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability of Biotel.

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes relate primarily to differences between financial and income tax reporting for the basis of inventory, accounts receivable, property and equipment, and accrued liabilities. The deferred tax accounts represent future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes may also be recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Biotel considers all highly liquid short term investments purchased with an original maturity of three months or less to be cash equivalents.

Overview

        Biotel has been implementing a strategy to expand its base of operations among medical companies who seek to outsource strategic items provided by various Biotel companies. From its four operating subsidiaries located within the United States, Biotel supplies an array of products and services to provide for the research, development, testing, and manufacturing needs of its customers.

        Three Biotel business units, Braemar, Inc., Carolina Medical, Inc. and newly purchased Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components, and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These three subsidiaries form a base of products and services which Biotel believes are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing and manufacturing operations for its customers.

        Advanced Biosensor Inc., the fourth business unit, represents a vertical integration of Biotel cardiology products, selling diagnostic cardiology software and systems to hospitals and clinic end users, and incorporating Holter recorder devices provided by Braemar.

        These subsidiaries have experienced improvements in their business activity as a result of marketing efforts to acquire new customers and to expand relationships among current customers.

Results of Operations

Three Months Ended December 31, 2004 and 2003

        Biotel’s net revenues for the fiscal quarter ended December 31, 2004, were $2,596,000, 24.8% above net revenues of $2,080,000 for the quarter ended December 31, 2003. The increase was primarily due to increases in sales to OEM customers. In the quarters ended December 31, 2004 and 2003, 43% and 35%, respectively of the Company’s revenues was derived from two customers. The loss of either or both of these customers would have an immediate significant adverse effect on our financial results.

        Gross profit margin was $1,156,000 for the quarter ended December 31, 2004, 27.7% above the gross profit margin of $905,000 in the corresponding period of 2003. Gross profit margin was marginally affected by increases in the cost of sales and services, which rose to $1,440,000 (55.5% of sales) in the second quarter of fiscal 2005 versus $1,175,000 (56.5% of sales) in the second quarter of fiscal 2004. Planned expenditures for start-up operations at Agility are primarily responsible for the higher costs experienced in the quarter ended December 31, 2004. Continued efforts at cost control resulted in a gross margin percentage of 44.5% for the quarter ended December 31, 2004, versus 43.5% for the quarter ended December 31, 2003. This was achieved despite the negative impact of start-up costs at Agility.

        Selling, general and administrative expenses increased to $736,000 (28.4% of sales) for the quarter ended December 31, 2004, compared to $498,000 (23.9% of sales) for the quarter ended December 31, 2003. Increases in expenditures associated with the costs of acquisition, operation and integration of Agility, legal costs associated with SEC filings, and expenses related to increased sales volume were primarily responsible for the increases in selling, general and administrative expenses. Selling expenses include salaries, commissions, benefits, travel expenses, and other selling expenses. Selling, general and administrative expenses for the current period also included $30,000 related to contractual obligations paid to the previous owner of Agility for meeting performance milestones.

        Research and development expenditures for the second quarter of fiscal 2004 were $256,000, 6.2% lower than the $273,000 in the same period of fiscal 2003. While research and development expenditures decreased in the quarter and six months ending December 31, 2004, total engineering activity was stable. Biotel was asked by customers to provide increasing levels of custom engineering for projects funded in the second quarter of fiscal 2005. Biotel engineering, management, and administrative staff is used when non-recurring engineering (“NRE”) services are sold to customers, and the engineering component of this activity is reported in cost of goods sold. NRE service charges are paid by Biotel customers for work performed to develop new custom devices for customers. NRE charges are common in the industry and are non-recurring to the customer upon project completion, typically upon commencement of manufacturing and regular delivery of the product(s). Biotel has a history of NRE revenues from period to period, as it is regularly engaged in new custom development activity. Biotel contracts with customers for NRE services and tracks development engineering costs, time, and labor content spent on such projects. The cost of NRE development activity is recorded against cost of goods sold. In the three months ended December 31, 2004, research and development expenditures plus NRE costs were $278,000, versus $285,000 for the three months ended December 31, 2003.

        Interest expenditures decreased to $16,000 for the quarter ended December 31, 2004, compared to interest expenditures of $21,000 for the quarter ended December 31, 2003. Interest expenditures decreased correspondingly to the reduction in long term debt and lower interest rates as a result of restructuring of long term debt in March 2004.

        Net earnings for the fiscal quarter ended December 31, 2004, and December 31, 2003, were $93,000 and $110,000, respectively. Net earnings for the quarter ended December 31, 2004, were lower than the quarter ended December 31, 2003 because of a provision for income taxes of $54,000 for the quarter ended December 31, 2004, versus $2,000 for the quarter ended December 31, 2003. The provision for income taxes has been recorded as a result of Biotel’s continued profitability. Net earnings were also decreased as a result of planned Agility start-up costs and expenses, decreased earnings from Sales to Clinics and Hospitals, and legal expenses related to SEC filings.

Six Months Ended December 31, 2004 and 2003

        Biotel’s net revenues for the six months ended December 31, 2004, were $5,087,000, 14.9% above net revenues of $4,426,000 for the six months ended December 31, 2003. Sales to medical corporations increased 22.5% to $4,336,000 for the six months at December 31, 2004 compared to $3,539,000 for the corresponding period in 2003. In the six months ended December 31, 2004 and 2003, 39% and 38%, respectively of the Company’s revenues was derived from two customers. The loss of either or both of these customers would have an immediate significant adverse effect on our financial results.

        Management believes that Biotel’s growth in revenues is dependent upon the success it has in maintaining and expanding its relationships with customers. Biotel believes there is opportunity for its revenues to rise in the next twelve months on the basis of customer relationships and discussions regarding new product opportunities. We can offer no assurance that such business activity will materialize.

        Gross profit margin increased to $2,285,000 for the first two quarters of fiscal year 2005, compared to $2,037,000 in the same period of fiscal year 2004. The increased gross profit margin was a result of increases in sales revenues and their effects on gross profit. Start-up costs at Agility negatively affected the gross margin percentage, resulting in a gross margin percentage of 44.9% for the six months ended December 31, 2004, versus 46.0% for the six months ended December 31, 2003.

        Selling, general and administrative expenses increased to $1,403,000 (27.6% of sales) for the six months ended December 31, 2004, compared to $1,001,000 (22.6% of sales) for the six months ended December 31, 2003. Increases in expenditures associated with the increased sales volume and costs related to development and administration of Agility were primarily responsible for the increases in selling, general and administrative expenses. These include salaries, commissions, benefits, travel expenses, and other selling, general and administrative expenses, including $60,000 related to contractual obligations paid to the previous owner of Agility for meeting performance milestones.

        Research and development expenditures for the first six months of fiscal 2005 were $508,000, a decrease of 2.9% compared to $524,000 in the first six months of fiscal 2004. While research and development expenditures decreased slightly for the six months ended December 31, 2004, total engineering activity was stable. As in the three months ended December 31, 2004 reported above, Biotel recorded non-recurring engineering (“NRE”) services sold to customers, and the engineering component of this activity is reported in cost of goods sold. Research and development plus NRE charges for the six months at December 31, 2004 were $531,000 versus research and development plus NRE charges of $536,000 for the six months at December 31, 2003.

        Interest expenditures decreased to $30,000 for the six months ended December 31, 2004, compared to interest expenditures of $51,000 for the six months ended December 31, 2003. Interest expenditures decreased correspondingly to the reduction in long-term debt and lower interest rates. At December 31, 2004, outstanding debt was $803,000, compared to $991,000 on December 31, 2003.

        Net earnings for the six months ended December 31, 2004, and December 31, 2003, were $226,000 and $457,000, respectively. The reduction in net earnings for the six months ended December 31, 2004, was primarily due to a provision for income taxes of $118,000 for the six months ended December 31, 2004, versus $7,000 for the six months ended December 31, 2003, the planned Agility start-up costs and expenses, decrease in earnings from Sales to Clinics and Hospitals, and legal expenses related to SEC filings.

Off-Balance Sheet Arrangements

        Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

        Working capital decreased to $1,819,000 at December 31, 2004, compared to $2,004,000 at June 30, 2004. Working capital was negatively impacted by a credit line balance of $506,000 on December 31, 2004, compared to a balance of zero on June 30, 2004.

        Cash and cash equivalents were $33,000 at December 31, 2004, a decrease of $85,000 from the balance of $118,000 at June 30, 2004. During the six-month period ended December 31, 2004, Biotel experienced a decrease in cash primarily as a result of increased accounts receivable and inventories, as well as increased expenditures for capital equipment related to the purchase of Agility Centralized Research Services. The ratio of current assets to current liabilities (“current ratio”) decreased to 2.0 for the period ended December 31, 2004 from 2.4 for the period ended June 30, 2004.

        Accounts receivable increased to $1,952,000 at December 31, 2004, versus $1,708,000 at June 30, 2004. The increase in accounts receivable was related to increasing sales activity and longer payment cycles of two major customers. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

        During the six months ended December 31, 2004, $393,000 of capital equipment was purchased versus $51,000 in the six months ended December 31, 2003. Equipment purchases in connection with the acquisition of Agility were responsible for the increase. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

        Inventory increased to $1,419,000 for the period ended December 31, 2004, compared to $1,285,000 for the period ended June 30, 2004. Inventory increases are due in part to increasing revenues and to new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

        Current liabilities increased to $1,975,000 at December 31, 2004, compared to $1,484,000 at June 30, 2004. The increase was primarily due to the increase of $506,000 in the balance of the revolving line of credit.

        Long term liabilities were reduced to $549,000 at December 31, 2004, compared to $680,000 at June 30, 2004, a reduction of approximately $131,000 as a result of payments on notes outstanding and reclassification to current portion of notes payable.

        As of December 31, 2004, stockholders’ equity had increased to $2,636,000, a 11% increase from $2,384,000 at June 30, 2004. The increase in stockholder’s equity was principally as a result of current net income.

        Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required. Biotel believes it will be able to finance operations at its Agility subsidiary over the next 12 months using cash generated from Biotel operations and Biotel credit facilities.

Item 3:   Controls and Procedures

(a)    As of December 31, 2004 an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Biotel’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that Biotel files and submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b)    Changes in internal controls. There were no significant changes in Biotel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1.   Legal Proceedings.   Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        During the quarter ended December 31, 2004, the registrant issued common shares upon the exercise of five stock options. One option was exercised on December 8, 2004 for 30,000 common shares; one option was exercised on November 2, 2004 for 21,000 common shares; one option was exercised on November 2, 2004 for 4,000 shares; one option was exercised on November 12, 2004 for 6,000 shares and one option was exercised on December 13, 2004 for 6,000 shares. Each of the issuances was exempted from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as a transaction by the registrant not involving a public offering. The registrant intends to use the $26,125 of proceeds from the exercise of the options for general working capital purposes.

Item 3.   Defaults Upon Senior Securities.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

        (a)    Biotel held its annual meeting of shareholders on November 15, 2004.

        (b)    B. Steven Springrose, C. Roger Jones, Stanley N. Bormann, L. John Ankney, David A. Heiden and Spencer M. Vawter were each elected as directors for a one-year term.

        (c)    Set forth below are the matters voted upon at Biotel’s annual meeting. All proposals were approved by the shareholders.

•	Electing B. Steven Springrose to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Electing C. Roger Jones to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Electing Stanley N. Bormann to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Electing L. John Ankney to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Electing David A. Heiden to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Electing Spencer M. Vawter to the registrant’s board of directors:

Common shares voting in favor: 1,593,068. Common shares voting to withhold authority: 145,125.

•	Ratification of Elliott Davis, L.L.C. as Biotel’s independent public auditors for fiscal year ending June 30, 2005.

Common shares voting in favor: 1,738,193. Common shares voting against: 0. Common shares abstaining: 0.

Item 5.   Other Information.   Not applicable.

Item 6.   Exhibits

Listing of Exhibits:

10.1	OEM Purchase Agreement by and between Philips Medical dated September 1, 2003 (portions of this agreement have been omitted pursuant to a request for confidential treatment).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOTEL INC.
Date: February 11, 2005	By:	/s/ B. Steven Springrose

Chief Executive Officer and President
	By:	/s/ Judy E. Naus

Chief Financial Officer