Form 10QSB
period 2005-03-31
Biotel Inc.
filed 2005-05-16
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of March 31, 2005, was 2,649,827.

BIOTEL INC.
INDEX
____________________________________

i

Part I

Item 1:   Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2005	Audited June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,062	$118,118
Trade accounts receivable, net of allowance	1,781,526	1,708,040
for doubtful accounts of $67,205 and $77,537
at March 31, 2005, and June 30, 2004, respectively
Inventories	1,502,683	1,285,171
Deferred tax asset	284,998	335,667
Other current assets	132,678	41,337

Total Current Assets	3,741,947	3,488,333

PROPERTY, PLANT & EQUIPMENT (Net)	661,130	334,092

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	44,678	30,678

Total Other Assets	740,229	726,229

	$5,143,306	$4,548,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$833,769	$—
Current portion of notes payable	256,338	223,843
Trade accounts payable	391,205	570,598
Accrued payroll and related liabilities	204,026	248,323
Deferred service contract revenue	179,134	190,600
Other current liabilities	138,742	150,881
Accrued Income Taxes	234	99,950

Total Current Liabilities	2,003,448	1,484,195
LONG-TERM LIABILITIES:
Notes payable	496,653	680,017

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)
Total Liabilities	2,500,101	2,164,212

STOCKHOLDERS’ EQUITY:
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,649,827 and 2,576,827 shares issued, respectively	26,498	25,768
Additional paid-in capital	1,941,324	1,912,179
Retained Earnings	675,383	446,495

Total Stockholders' Equity	2,643,205	2,384,442

	$5,143,306	$4,548,654

See notes to unaudited Financial Statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended March 31,
	2005	2004
SALES AND SERVICES	$2,248,144	$2,175,739
COST OF SALES AND SERVICES	1,327,656	1,189,187

GROSS PROFIT	920,488	986,552

OPERATING EXPENSES
Selling and administrative expenses	628,119	506,401
Research and development	262,831	268,573

Total operating expenses	890,950	774,974

INCOME FROM OPERATIONS	29,538	211,578

OTHER INCOME (EXPENSE)
Interest Income	0	0
Interest Expense	(20,019)	(54,112)
Other Expense	(50)	(520)

Total other income (expense)	(20,069)	(54,632)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	9,469	156,946
PROVISION FOR INCOME TAXES	6,485	2,278

NET INCOME	2,984	154,668
RETAINED EARNINGS (DEFICIT)
BEGINNING OF PERIOD	672,399	(241,716)

END OF PERIOD	$675,383	$(87,048)

INCOME PER SHARE
BASIC	$—	$0.06

DILUTED	$—	$0.05

See notes to unaudited Financial Statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the nine months ended March 31,
	2005	2004
SALES AND SERVICES	$7,335,596	$6,601,528
COST OF SALES AND SERVICES	4,129,671	3,577,484

GROSS PROFIT	3,205,925	3,024,044

OPERATING EXPENSES
Selling and administrative expenses	2,031,428	1,507,391
Research and development	771,296	792,530

Total operating expenses	2,802,724	2,299,921

INCOME FROM OPERATIONS	403,201	724,123

OTHER INCOME (EXPENSE)
Interest Income	0	2,644
Interest Expense	(50,005)	(104,904)
Other Expense	(155)	(573)

Total other income (expense)	(50,160)	(102,833)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	353,041	621,290
PROVISION FOR INCOME TAXES	124,153	9,715

NET INCOME	228,888	611,575
RETAINED EARNINGS (DEFICIT)
BEGINNING OF PERIOD	446,495	(698,623)

END OF PERIOD	$675,383	$(87,048)

INCOME PER SHARE
BASIC	$0.09	$0.24

DILUTED	$0.08	$0.22

See notes to unaudited Financial Statements which are an integral part of these statements.

BIOTEL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the nine months ended March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$228,888	$611,575
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	165,449	113,015
Deferred Income Tax	50,669	—
Increase(decrease) in allowance for doubtful accounts	(10,332)	23,615
Increase(decrease) of inventory valuation allowance	15,046	58,546
Net book value on disposal of fixed assets	—	1,673
Expenses paid through issuance of stock	—	8,250
Changes in deferred and accrued amounts
Trade accounts receivable	(63,154)	(308,803)
Life insurance proceeds receivable	—	500,000
Prepaid expenses	(91,341)	30,614
Inventories	(232,558)	(268,687)
Other assets	(14,000)	44,543
Trade accounts payable	(179,393)	4,799
Accrued payroll and related liabilities	(44,297)	(63,460)
Other accrued expenses	(12,139)	(22,397)
Deferred service contract revenue	(11,466)	(47,574)
Income taxes payable	(99,716)	(13,954)

Net cash provided by (used for) operating activities	(298,344)	671,755

INVESTING ACTIVITIES
Purchases of property and equipment	(492,487)	(86,783)

Net cash used for investing activities	(492,487)	(86,783)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	29,875	—
Net change on line of credit	833,769	310,533
Proceeds from new debt	—	890,000
Payments of long-term debt	(150,869)	(1,626,364)

Net cash provided for (used for) financing activities	712,775	(425,831)

Net increase (decrease) in cash and cash equivalents	(78,056)	159,141
CASH AND CASH EQUIVALENTS AS OF JUNE 30	118,118	2,487

CASH AND CASH EQUIVALENTS AS OF MARCH 31	$40,062	$161,628

See notes to unaudited Financial Statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Biotel Inc. (the “Company”) December 31, 2004, Form 10-SB filed on October 14, 2004, which included the audited financial statements for the year ended June 30, 2004.

        The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

NOTE 2 – INVENTORIES

        As of March 31, 2005 and June 30, 2004, inventories consist of the following:

	March 31, 2005	June 30, 2004

Raw materials and supplies	$1,256,368	$1,089,151
Work in process	94,768	141,732
Finished Goods	421,168	298,088
Evaluation units and replacements	11,047	21,822

	1,783,351	1,550,793
Valuation Allowance	(280,668)	(265,622)

	$1,502,683	$1,285,171

NOTE 3 – WARRANTY RESERVE

        The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2005 and June 30, 2004, the warranty reserve totaled $64,381 and $98,316, respectively, and this amount is included in Other Liabilities. The following is a reconciliation of the aggregate warranty liability as of March 31, 2005:

Balance, June 30, 2004	$98,316

Claims Paid	(76,096)
Additional warranties issued and revisions in
estimates of previously issued warranties	42,161

Balance, March 31, 2005	$64,381

NOTE 4 – STOCK OPTIONS

        Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2005 and 2004, Biotel Inc. had 446,000 and 332,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 4.01 years. There were 6,000 options exercised during the three months ended March 31, 2005 and 22,000 options were exercised during the three months ended March 31, 2004. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

        A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable

	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2003	396,000	254,000	$0.3870	164,334	$0.4591

Granted	(96,000)	96,000
Balance at September 30, 2003	300,000	350,000	$0.5190	221,334	$0.4580

Granted	(25,000)	25,000
Balance at December 31, 2003	275,000	375,000	$0.5810	256,334	$0.4970

Exercised	22,000	(22,000)
Expired	21,000	(21,000)

Balance at March 31, 2004	318,000	332,000	$0.6081	246,000	$0.5259

Balance at June 30, 2004	324,000	326,000	$0.6125	224,000	$0.5329

Granted	(205,000)	205,000

Balance at September 30, 2004	119,000	531,000	$1.1500	312,250	$0.8070

Exercised	67,000	(67,000)
Expired	12,000	(12,000)

Balance at December 31, 2004	198,000	452,000	$1.2800	246,250	$0.9420

Exercised	6,000	(6,000)

Balance at March 31, 2005	204,000	446,000	$1.2864	240,250	$0.9501

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

        The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2005 was 2,648,960 and 2,949,240, respectively, and for the three months ended March 31, 2004, was 2,554,827 and 2,829,967, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2005 was 2,609,889 and 2,861,710, respectively, and for the nine months ended March 31, 2004 was 2,558,448 and 2,726,877, respectively.

NOTE 6 – OPERATIONS AND INDUSTRY SEGMENTS

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

	Three months ended March 31, 2005

	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	$1,906,031	$238,647		$2,144,678
International Revenues	79,207	24,259		103,466

Revenues from external customers	1,985,238	262,906		2,248,144
Intersegment revenues	67,688	(67,688)		0
Interest expense	1,041	—	18,978	20,019
Depreciation	56,411	3,924	1,803	62,138
Segment profit	2,911	(25,361)	25,434	2,984
Goodwill	695,551	—	—	695,551
Total segment assets	4,355,871	300,967	486,468	5,143,306
Purchase of property and equipment	97,330	1,501	20,927	119,758

	Three months ended March 31, 2004

	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	$1,555,007	$466,846		$2,021,853
International Revenues	115,833	38,053		153,886

Revenues from external customers	1,670,840	504,899		2,175,739
Intersegment revenues	109,051	(109,051)		0
Interest expense	1,828	—	52,284	54,112
Depreciation	30,333	8,064	60	38,457
Segment profit	142,507	59,461	(47,304)	154,664
Goodwill	695,551	—	—	695,551
Total segment assets	3,385,560	487,932	302,062	4,175,554
Purchase of property and equipment	33,723	—	—	33,723

	Nine months ended March 31, 2005

	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	5,964,032	949,558		6,913,590
International Revenues	356,994	65,012		422,006

Revenues from external customers	6,321,026	1,014,570	0	7,335,596
Intersegment revenues	206,233	(206,233)		0
Interest expense	3,216	0	46,789	50,005
Depreciation	150,446	13,080	1,923	165,449
Segment Profit	263,977	(21,331)	(13,758)	228,888
Goodwill	695,551			695,551
Total segment assets	4,355,871	300,967	486,468	5,143,306
Purchase of property and equipment	398,655	1,501	92,331	492,487

	Nine months ended March 31, 2004

	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	4,861,335	1,279,907		6,141,242
International Revenues	349,002	111,284		460,286

Revenues from external customers	5,210,337	1,391,191	0	6,601,528
Intersegment revenues	235,726	(235,726)		0
Interest expense	12,519	0	92,385	104,904
Depreciation	88,726	24,150	139	113,015
Segment Profit	489,384	180,434	(58,243)	611,575
Goodwill	695,551			695,551
Total segment assets	3,385,560	487,932	302,062	4,175,554
Purchase of property and equipment	85,556	511	716	86,783

NOTE 7 – ASSET PURCHASE

        Biotel Inc. purchased substantially all of the assets of Agility Centralized Research Services, LLC (Agility), effective July 1, 2004. Management believes this investment will allow the Company to vertically integrate into the growing industry of contract research. Agility, founded in November, 2003, provides 24 hour/7 days per week electrocardiogram (ECG) data collection and management services supporting cardiac safety and therapeutic evaluation within the clinical trials of medical corporations. Agility also supplies ECG contract research services to pharmaceutical companies, contract research organizations and academic research organizations. During each of the quarters ending December 31 and September 30, 2004, the Company paid $30,000 in contingent payments relating to this asset purchase. These payments are included in selling, general and administrative expenses for the nine months ending March 31, 2005. Had the operations of Agility been included in results for the quarter and nine months ended March 31, 2004, proforma revenues, net income and earnings per share would have been as follows:

	Three months ended March 31, 2004	Nine months ended March 31, 2004

Revenues	$2,175,739	$6,601,528

Net income	$126,004	$559,959

Earnings per share
Basic	0.05	0.22
Diluted	0.04	0.21

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

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

        Three Biotel business units, Braemar, Inc., Carolina Medical, Inc. and newly purchased Agility Centralized Research Services, Inc. (“Agility”), sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components, and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These three subsidiaries form a base of products and services which Biotel believes are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing and manufacturing operations for its customers.

        Advanced Biosensor Inc., the fourth business unit, represents a vertical integration of Biotel cardiology products, selling diagnostic cardiology software and systems to hospitals and clinic end users, and incorporating Holter recorder devices provided by Braemar.

Results of Operations

Three Months Ended March 31, 2005 and 2004

        Biotel’s net revenues for the fiscal quarter ended March 31, 2005, were $2,248,000, 3.3% above net revenues of $2,176,000 for the quarter ended March 31, 2004. The increase was primarily due to increases in sales to OEM customers. In the quarters ended March 31, 2005 and 2004, 40% and 27%, respectively, of the Company’s revenues were derived from two customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results.

        Gross profit margin was $920,000 for the quarter ended March 31, 2005, 6.7% below the gross profit margin of $987,000 in the corresponding period of 2004. Gross profit margin was marginally affected by increases in the cost of sales and services, which rose to $1,328,000 (59.1% of sales) in the third quarter of fiscal 2005 versus $1,189,000 (54.7% of sales) in the third quarter of fiscal 2004. Expenditures for start-up operations at Agility are primarily responsible for the higher costs experienced in the quarter ended March 31, 2005.

        Selling, general and administrative expenses increased to $628,000 (27.9% of sales) for the quarter ended March 31, 2005, compared to $506,000 (23.3% of sales) for the quarter ended March 31, 2004. Increases in expenditures associated with the costs of acquisition, operation and integration of Agility, legal costs associated with SEC filings, and expenses related to increased sales volume were primarily responsible for the increases in selling, general and administrative expenses. Selling expenses include salaries, commissions, benefits, travel expenses, and other selling expenses.

        Research and development expenditures for the third quarter of fiscal 2005 were $263,000, 2.2% lower than the $269,000 in the same period of fiscal 2004. Biotel was asked by customers to provide increasing levels of custom engineering for projects funded in the third quarter of fiscal 2005. Biotel engineering, management, and administrative staff is used when non-recurring engineering (“NRE”) services are sold to customers, and the engineering component of this activity is reported in cost of goods sold. NRE service charges are paid by Biotel customers for work performed to develop new custom devices for customers. NRE charges are common in the industry and are non-recurring to the customer upon project completion, typically upon commencement of manufacturing and regular delivery of the product(s). Biotel has a history of NRE revenues from period to period, as it is regularly engaged in new custom development activity. Biotel contracts with customers for NRE services and tracks development engineering costs, time, and labor content spent on such projects. The cost of NRE development activity is recorded against cost of goods sold. In the three months ended March 31, 2005, research and development expenditures plus NRE costs were $274,000, versus $346,000 for the three months ended March 31, 2004.

        Interest expense decreased to $20,000 for the quarter ended March 31, 2005, compared to interest expense of $54,000 for the quarter ended March 31, 2004. Interest expenditures decreased correspondingly to the reduction in long term debt and lower interest rates as a result of restructuring of long term debt in March 2004.

        Net earnings for the fiscal quarter ended March 31, 2005, and March 31, 2004, were $3,000 and $155,000, respectively. Net earnings for the quarter ended March 31, 2005, were lower than the quarter ended March 31, 2004 decreased as a result of planned Agility start-up costs and expenses, operating losses from sales to clinics and hospitals, and legal expenses related to SEC filings.

Nine Months Ended March 31, 2005 and 2004

        Biotel’s net revenues for the nine months ended March 31, 2005, were $7,336,000, 11.1% above net revenues of $6,602,000 for the nine months ended March 31, 2004. Sales to medical corporations increased 21.3% to $6,321,000 for the nine months ended March 31, 2005 compared to $5,210,000 for the corresponding period in 2004. In the nine months ended March 31, 2005 and 2004, 39% and 35%, respectively of the Company’s revenue was derived from two customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results.

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

        Gross profit margin increased to $3,206,000 for the first three quarters of fiscal year 2005, compared to $3,024,000 in the same period of fiscal year 2004. The increased gross profit margin was a result of increases in sales revenues and their effects on gross profit. Start-up costs at Agility negatively affected the gross margin percentage, resulting in a gross margin percentage of 43.7% for the nine months ended March 31, 2005, versus 45.8% for the nine months ended March 31, 2004.

        Selling, general and administrative expenses increased to $2,031,000 (27.7% of sales) for the nine months ended March 31, 2005, compared to $1,507,000 (22.8% of sales) for the nine months ended March 31, 2004. Increases in expenditures associated with the increased sales volume and costs related to development and administration of Agility were primarily responsible for the increases in selling, general and administrative expenses. These include salaries, commissions, benefits, travel expenses, and other selling, general and administrative expenses, including $60,000 related to contractual obligations paid to Agility for meeting performance milestones.

        Research and development expenditures for the first nine months of fiscal 2005 were $771,000, a decrease of 2.7% compared to $793,000 in the first nine months of fiscal 2004. As in the three months ended March 31, 2005 reported above, Biotel recorded non-recurring engineering (“NRE”) services sold to customers, and the engineering component of this activity is reported in cost of goods sold. Research and development plus NRE charges for the nine months at March 31, 2005 were $853,000 versus research and development plus NRE charges of $994,000 for the nine months at March 31, 2004.

        Interest expense decreased to $50,000 for the nine months ended March 31, 2005, compared to interest expense of $105,000 for the nine months ended March 31, 2004. Interest expenditures decreased correspondingly to the reduction in long-term debt and lower interest rates. At March 31, 2005, the outstanding balance of the term loan was $753,000, compared to $936,000 on March 31, 2004.

        Net earnings for the nine months ended March 31, 2005, and March 31, 2004, were $229,000 and $612,000, respectively. The reduction in net earnings for the nine months ended March 31, 2005, was primarily due to a provision for income taxes of $124,000 for the nine months ended March 31, 2005, versus $10,000 for the nine months ended March 31, 2004, the planned Agility start-up costs and expenses, decrease in earnings from sales to clinics and hospitals, and legal expenses related to SEC filings.

Off-Balance Sheet Arrangements

        Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

        Working capital decreased to $1,738,000 at March 31, 2005, compared to $2,004,000 at June 30, 2004. Working capital was negatively impacted by a credit line balance of $834,000 on March 31, 2005, compared to a balance of zero on June 30, 2004.

        Cash and cash equivalents were $40,000 at March 31, 2005, a decrease of $78,000 from the balance of $118,000 at June 30, 2004. During the nine-month period ended March 31, 2005, Biotel experienced a decrease in cash primarily as a result of increased accounts receivable and inventories, as well as increased expenditures for capital equipment related to the purchase of Agility Centralized Research Services. The ratio of current assets to current liabilities (“current ratio”) decreased to 1.9 for the period ended March 31, 2005 from 2.4 for the period ended June 30, 2004.

        Accounts receivable increased to $1,781,000 at March 31, 2005, versus $1,708,000 at June 30, 2004. The increase in accounts receivable was related to increasing sales activity and longer payment cycles of two major customers. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

        During the nine months ended March 31, 2005, $492,000 of capital equipment was purchased versus $87,000 in the nine months ended March 31, 2004. Equipment purchases in connection with the acquisition of Agility were responsible for the increase. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

        Inventory increased to $1,503,000 for the period ended March 31, 2005, compared to $1,285,000 for the period ended June 30, 2004. Inventory increases are due in part to increasing revenues and to new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

        Current liabilities increased to $2,003,000 at March 31, 2005, compared to $1,484,000 at June 30, 2004. The increase was primarily due to the increase of $834,000 in the balance of the revolving line of credit.

        Long term liabilities were reduced to $497,000 at March 31, 2005, compared to $680,000 at June 30, 2004, a reduction of approximately $183,000 as a result of payments on notes outstanding.

        As of March 31, 2005, stockholders’ equity had increased to $2,643,000, an 11% increase from $2,384,000 at June 30, 2004.. The increase in stockholder’s equity was principally as a result of the increase in retained earnings.

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

Item 3:   Controls and Procedures

(a)    As of March 31, 2005 an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

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

Part II

Item 1.   Legal Proceedings.   Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        During the quarter ended March 31, 2005, the registrant issued common shares upon the exercise of a stock option. The option was exercised on January 13, 2005 for 6,000 common shares. The issuance was exempted from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as a transaction by the registrant not involving a public offering. The registrant intends to use the $3,750 of proceeds from the exercise of the option for general working capital purposes.

Item 3.   Defaults Upon Senior Securities.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.   Not applicable.

Item 5.   Other Information.   Not applicable.

Item 6.   Exhibits

Listing of Exhibits:

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

BIOTEL INC.
Date: May 13, 2005	By:	/s/ B. Steven Springrose

Chief Executive Officer and President
Date: May 13, 2005	By:	/s/ Judy E. Naus

Chief Financial Officer