Form 10KSB
period 2005-06-30
Biotel Inc.
filed 2005-09-28
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-50914

BIOTEL INC.
(Name of Small business Issuer in its Charter)

Minnesota	41-1427114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11481 Rupp Drive, Burnsville, MN	55337
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (952) 890-5135

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

        Issuer’s revenues for fiscal year ended June 30, 2005 were $10,168,616.

        The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 27, 2005 was approximately $2,624,283.

        The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of June 30 2005 was 2,649,827.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement for the 2005 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (check one).   Yes ☐    No ☒

PART I

Item 1.    DESCRIPTION OF BUSINESS.

General

        Biotel Inc. is a Minnesota corporation that was incorporated in 1982. From 1982 to 1998, Biotel developed and marketed digital Holter recorders and software. Since 1998 it has conducted business as a non-operating holding company through four wholly-owned subsidiaries. The businesses of its subsidiaries consist of developing, manufacturing, testing and marketing medical devices and related software as described below:

•	Braemar, Inc. is a North Carolina corporation based in Burnsville, Minnesota. Braemar designs, manufactures and services non-invasive medical and other specialized monitoring products for original equipment manufacturers (“OEMs”). Braemar was incorporated in 1997 and became a wholly-owned subsidiary of Biotel in 1998 through a series of merger and acquisition transactions.

•	Carolina Medical, Inc. is a Minnesota corporation based in King, North Carolina. Carolina Medical designs, manufactures and services fluid transport, flow measurement and ultrasound products for OEMs. Carolina Medical was incorporated in 1959 and became a wholly-owned subsidiary of Biotel in 1998 through a series of merger transactions.

•	Advanced Biosensor Inc. is a Delaware corporation. Advanced Biosensor sells maintenance services, Holter recorders, Holter diagnostic software and Holter supplies to medical clinics and hospitals. Advanced Biosensor markets its products and services to prospective customers at medical hospitals and clinics using telemarketing to customers, formers customers, and prospective customers among other methods. In September, 2005 Advanced Biosensor abandoned development and sales activities on Holter diagnostic software technology of its own development, and began supplying software upgrades using software provided by others. Advanced Biosensor, which was incorporated in 1998, began operations in 1999 as a result of the roll-up of assets and operations of three companies.

•	Agility Centralized Research Services, Inc. is a Minnesota corporation. Agility provides seven-day/24-hour electrocardiogram (“ECG”) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials. Biotel purchased the assets comprising Agility’s business in July 2004.

        When we use the terms “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to Biotel and its subsidiaries. Biotel’s principal executive offices are located at 11481 Rupp Drive, Burnsville, Minnesota 55337 and its telephone number is (952) 890-5135. Biotel’s Internet website address is www.biotelinc.com.

Investment Considerations

        Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7 – Financial Statements, before making an investment decision with regard to our securities.

        Some of the statements made in this report in the sections listed above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses) than forecasted, price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

Products and Services

        Biotel’s development, manufacturing and marketing of medical devices falls into two business segments – sales and service to medical corporations and sales and service to clinics and hospitals. Three of our wholly-owned subsidiaries (Braemar, Carolina Medical and Agility) design, manufacture, test and sell medical devices and services primarily to medical corporations. The other subsidiary (Advanced Biosensor) sells products and services to clinics and hospitals. Approximately 18% of our revenue is derived from servicing and repairing products, including providing spare parts.

Sales to Medical Corporations

        Braemar, Inc.:   Braemar develops and manufactures specialty type medical devices marketed through OEM channels. Braemar’s primary product line consists of Holter recorders, which allow physicians to monitor and analyze a patient’s heart activity over a continuous period without the need for hospitalization. A Holter recorder is a portable, battery-powered diagnostic device that monitors heart functions, including electrocardiogram readings, over a continuous time period (typically 24 to 48 hours). Data is downloaded for analysis via a USB link or over the Internet. This product is named after its inventor.

        Braemar produces both analog and digital Holter recorders, as well as tape playback systems for analog devices. Although Holter recorders were originally developed as analog devices incorporating a cassette tape to store data, the Holter recorder and cardiac event recorder industry is now dominated by digital devices. For fiscal years ending June 30, 2005 and 2004, respectively, Braemar derived 96% and 88% of its Holter recorder revenues from digital devices, while only 4% and 12% of such Holter revenues were derived from analog devices.

        Braemar also manufactures digital cardiac event recorder products, which record heart functions over a month or longer time period in order to record infrequent events such as arrhythmia. Instead of providing continuous monitoring, specific events trigger the device to record heart functions. Data is downloaded for analysis in a manner similar to that for Holter recorders.

        Braemar’s devices are used as components in the product lines of its customers and typically are manufactured to customer specifications and carry the customers’ private labels. In addition to competition from OEM suppliers, Braemar’s customers and prospective customers may elect to manufacture their own devices as an alternative to purchasing the products from Braemar (or other OEM suppliers). Braemar attempts to differentiate itself from its competitors, as well as dissuade its customers from producing the devices themselves, by stressing a combination of quality, cost effectiveness, and its ability to develop products quickly. Braemar sees continued future growth in digital battery powered cardiac devices, such as Holter recorders and cardiac event recorders, including opportunities to integrate wireless technology for recording, storing and sharing data.

        Braemar is a registered device manufacturer with the United States Food and Drug Administration (“FDA”) and is required to meet the agency’s Quality System Regulation. Braemar’s Burnsville, Minnesota manufacturing facility is certified to and meets ISO 9001:2000 and EN46001 standards.

        Carolina Medical, Inc.:   Carolina Medical develops, manufactures and services OEM components for fluid transport, flow measurement and ultrasound medical devices. Its leading products are used in the liposuction and cosmetic surgery industry, including pump components, tissue separators and fluid infiltration devices. Carolina Medical manufactures electromagnetic blood flow and blood pressure instruments including blood flow sensors used in heart pumps.

        Carolina Medical is a registered device manufacturer with the FDA and is required to meet the agency’s Quality System Regulation. Its King, North Carolina manufacturing facility is certified to and meets ISO 9001:2000 and EN46001 standards.

        Agility Centralized Research Services, Inc.:   Agility was founded in November 2003 to provide seven-day/24-hour electrocardiogram (“ECG”) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials. Agility began marketing its services in February 2004, with a focus on serving cardiac device manufacturers. A wholly-owned subsidiary of Biotel purchased the assets comprising Agility’s business in July 2004 for $240,000 in cash. Biotel agreed to pay up to an additional $260,000 in cash if the subsidiary reaches the following milestones, of which $60,000 had been paid as of June 30, 2005.

        Agility was successful in both independent and customer audits of its operations during its initial year of operations in fiscal 2005. Agility has entered into initial monitoring contracts with target medical corporations, and as of June 30, 2005, Agility had contracts representing a backlog of over $1.5 Million Dollars. Biotel expects that revenues from these contracts may be realized over the next two or three years, and is monitoring the initiation and growth of patient enrollments and services on these trials as it seeks additional business opportunities

        Agility has administrative and sales offices in Spring Lake Park, Minnesota and service operations in Bannockburn, Illinois.

Sales to Clinics and Hospitals

        Advanced Biosensor Inc.:   Advanced Biosensor, based in Columbia, South Carolina, is a manufacturer of PC-based diagnostic monitoring products marketed to clinics and hospitals. Its primary products are maintenance services for Holter devices, Holter recorders supplied by Braemar, Holter diagnostic software supplied by other vendors and Holter supplies.

Marketing and Sales

        Approximately 87% of Biotel’s revenues are derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 5.4% of our revenues during the year ended June 30, 2005.

Sales to Medical Corporations

        Braemar and Carolina Medical manufacture products for use in OEM-manufactured medical devices. OEM sales traditionally results in lower selling expenses due to fewer customers and fewer sales-related employees and independent representatives. However, gross margins are lower for OEM sales and the customer base is highly concentrated. Agility markets its products to pharmaceutical companies, medical device manufacturers, and contract research and academic research organizations.

Sales to Clinics and Hospitals

        Advanced Biosensor markets it products to clinic and hospital end-users. It relies primarily on telemarketing and leads generated from existing customers. At September 1, 2005 Advanced Biosensor abandoned marginal sales activity involving the distribution of the Advanced Biosensor Holter diagnostic software platform to hospitals and clinics. Based on our forecast for fiscal 2006 and actual results for fiscal 2005, we estimate that discontinuing the distribution of the diagnostic software platform to hospitals and clinics may reduce fiscal 2006 revenues by approximately $700,000.

Significant Customers

        One major customer, accounted for approximately 26.3% and 24.2%, respectively, of Biotel’s consolidated revenues for the fiscal years ended June 30, 2005 and 2004. Biotel performs OEM manufacturing for that customer under a September 2003 OEM Purchase Agreement. The agreement’s initial term expires in September 2006, but it may be renewed by either party for two additional one-year periods. Either party may terminate the agreement with 60 days notice prior to the expiration of the initial term or, if applicable, a renewal period, or upon the uncured breach of the agreement by the other party.

        A second OEM customer accounted for 10.7% and 13.1% of Biotel’s consolidated revenues for fiscal years ended June 30, 2005 and 2004, respectively. Biotel does not have a contract with this customer. Instead, manufacturing projects are undertaken by Biotel in response to individual purchase orders.

Backlog

        Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate.

Competition

        The medical device market is highly competitive. We are subject to competition on the basis of price, delivery time, customer service and our ability to meet specialty needs. There are a number of firms that provide certain products and services similar to those provided by Biotel, and vary from small operations offering a certain similar subset of our products or services to large integrated product and service companies. Each of our businesses competes with at least one major competitor, and these competitors vary according to specific products within a business. Due to the diversity of our product lines as a whole, no single competitor competes with us across the entire spectrum of our product lines.

        Braemar faces competition in its Holter recorder business from small private companies that produce OEM Holter recorders such as Datrix Corporation. In Braemar’s event recorder business, it faces competition including Instromedix, Inc., a division of Card Guard Technologies, Inc. Carolina Medical faces competition from other companies, such as HEI, Inc. and Plexus Corp., each of which manufacture devices for medical companies. Agility’s primary competitors include eResearch Technology, Inc. and Biomedical Systems.

        In most cases, our competitors are larger companies that undertake a greater diversity of product lines and services and have substantially more resources than we do. These large companies produce a wide variety of contract research, testing, engineering and manufacturing services, whether related to diagnostic and clinical testing, OEM equipment, or both. There are also a significant number of small and mid-size companies that generally compete in segments of the diagnostic and clinical testing industry or as OEM equipment vendors. As a result, contract research, testing, engineering and manufacturing in the diagnostic, clinical testing and OEM manufacturing industries is fragmented and segmented.

        In addition to actual competitors, Biotel face possible competition from its OEM customers, who could change their outsourcing strategy and elect to produce or undertake internally the product development, testing, and manufacturing services provided by Biotel.

        We believe we enjoy strong customer relations resulting from our long participation in the industry, emphasis on customer service, commitment to quality control and reliability.

Research and Development

        Our aggregate research and development expenses during the fiscal years ended June 30, 2005 and 2004 amounted to approximately $1.0 million and $1.06 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

Employees

        As of August 31, 2005, we employed 51 employees. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by company:

	Sales to Medical Companies	Sales to Clinics and Hospitals

Manufacturing/R&D	34	2
Sales and Marketing	3	1
General and Administrative	10	1

Total	47	4

        As the holding company for the subsidiaries, Biotel has a full time Chief Executive Officer, and a Chief Financial Officer who also serves as the Chief Financial Officer and Vice President of Braemar.

Environmental Matters

        Our manufacturing operations are subject to federal, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products. We do not believe that compliance with environmental laws and regulations will have a material effect on the level of our capital expenditures or our business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, these laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on our operations, business, financial condition, liquidity or results of operations.

        Carolina Medical has been the subject of environmental oversight by the North Carolina Division of Environment and Natural Resources (“DENR”) involving alleged groundwater contamination originating from property previously owned by Carolina Medical. Biotel has engaged local counsel in North Carolina in connection with this matter. The property was sold by Carolina Medical in April 1987 to an affiliated investment partnership. The investment partnership is negotiating with DENR to resolve the matter. Additional testing and procedures may be required to assess the scope of the situation, decide upon a resolution (which may include ongoing monitoring or remediation) and determine the responsible party or parties. Furthermore, even if a resolution is reached, there is no guarantee that North Carolina regulatory policies will not change or that the changed use of some adjacent property will not result in additional regulatory enforcement. At this point, an estimate of the costs and responsibilities for any further site assessment or work are not determinable; nor can we predict what additional costs, if any, we might incur in connection with this matter.

Manufacturing

        Most of the materials and components we use are available from a number of different suppliers. We generally maintain multiple sources for most items, but some components are single sourced. We are dependent upon our suppliers for timely delivery of quality components. To date, we have not experienced significant delays in the delivery of components. We do maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor.

        Most products are built in response to specific customer purchase orders, while others are fabricated as standard products. The manufacturing process consists primarily of assembly and testing of custom and commercially available components from outside sources.

Product Warranties and Service

        We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to one year. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2005 and 2004, our provision for warranty services was $79,062 and $98,316, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience, management’s estimates of future claims and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates and actual experience that can be different than our expectations.

Government and Other Regulation

        Biotel’s manufacturing subsidiaries, Braemar, Carolina Medical and Advanced Biosensor, are registered device manufacturers with the United States Food and Drug Administration (the “FDA”). The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “Act”) and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to many of the products that are outsourced to us for manufacture.

        The Act and the regulations include requirements that manufacturers of medical products and devices register with and furnish lists of products and devices manufactured by them to the FDA. Prior to marketing a medical product or device, the FDA requires the company selling the product or device to obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. Braemar, Carolina Medical and Advanced Biosensor have registered with the FDA and have obtained FDA clearance for those products and devices requiring clearance.

        Braemar, Carolina Medical and Advanced Biosensor’s procedures and records are also subject to ongoing review by the FDA from time to time, pursuant to the FDA’s Quality System Regulation (“QSR”). The QSR for medical devices sets forth standards for the design and manufacturing processes that require Braemar and Carolina Medical to maintain certain records and provide for unscheduled inspection of their facilities.

        There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our OEM and other products and services. In addition, European Community regulations also apply to products that are offered in European markets. Biotel’s OEM products are marketed in European markets and are subject to these regulations, and Biotel or its customers are required to complete testing programs prior to selling medical devices in the European Community. Biotel development and manufacturing divisions conduct planned periodic quality assessment in conjunction with European Community medical device regulations and are regularly inspected by authorized bodies. Biotel companies have met or exceeded the necessary quality system programs to permit distribution in the European Community, whether for its products or certain of its customers’ products.

        The ISO 9000 series of quality management and quality assurance standards has been adopted by over 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality system standard used by companies providing design, development, manufacturing, installation and servicing. Braemar and Carolina Medical’s quality systems are ISO 9001 and EN 46001 certified.

Intellectual Property

        We try to protect our proprietary technology and know-how through established security practices and confidentiality, non-competition and invention assignment agreements with certain of our employees. We also rely on non-disclosure agreements with certain suppliers and customers. There can be no assurance that these agreements or procedures will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Management

        Executive officers of Biotel are as follows:

Name	Age	Position
B. Steven Springrose	56	Chief Executive Officer of Biotel; Chief Executive Officer of Advanced Biosensor and Carolina Medical

Harold A. Strandquist	56	Chief Executive Officer of Braemar

Judy E. Naus	60	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

        B. Steven Springrose has served as Biotel’s President and Chief Executive Officer since July 2003, as Secretary since 1982, and as a director since 1982. Mr. Springrose also serves as Carolina Medical and Advanced Biosensor’s Chief Executive Officer. Mr. Springrose was employed in a management position with Biotel from 1982 through 1998 and in a management position with Braemar, Inc. from January 1999 to November 1999. Mr. Springrose served as an independent contractor with pacemaker sales from 2000 to 2004. Mr. Springrose earned his bachelor of science degree from the University of Minnesota and a master of science degree from Washington University in St. Louis, Missouri, in biomedical engineering. He also earned an MBA from the University of St. Thomas, and holds three patents.

        Harold A. Strandquist has served as the President of Braemar Corporation since November 2002. He began working for Braemar in February 2002. Mr. Strandquist was Central Regional Sales Director for Ela Medical, Inc., Division of Sanofi Diagnostics Pasteur SA (of France), a pacemaker and ICD manufacturer, for approximately four years before coming to Braemar. Previously he had worked as Director of Sales and Marketing for Angeion Corporation, and joined Ela Medical, Inc. when it acquired Angeion in 1998. He also worked for Medtronic Inc. in various sales and marketing positions. Mr. Strandquist holds a bachelor of science degree with dual majors in chemistry and economics, as well as an MBA in management. In addition, he has Heart Rhythm Society (f/k/a North American Society for Pacing and Electrophysiology) certification in electro-physiology.

        Judy E. Naus has served as the Chief Financial Officer of Biotel since November 2003. She also serves as the Chief Financial Officer and Vice President of Braemar, a position she has held since 1997. Ms. Naus holds a bachelor of arts degree in business administration/accounting from Augsburg College in Minneapolis, Minnesota and has been employed with Braemar since 1977.

Factors That May Affect Future Results

        Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following risk factors should be considered carefully in addition to the other information contained in this registration statement. This registration statement contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause these differences include those discussed below as well as those discussed elsewhere in this registration statement.

        Two customers generated a significant portion of our revenues.   One major customer accounted for 26.3% and 24.2% of our consolidated revenues, respectively, in the fiscal years ended June 30, 2005 and 2004, and this customer will likely account for a significant percentage of our revenues during 2006. Another customer accounted for 10.7% of our consolidated revenues for fiscal year end June 30, 2005 and will likely account for a significant percentage of our revenues during 2006. Both major customers are large, established corporations with over $250 million in revenues. Because these customers are not required to purchase any minimum amount of products from us, or any products at all, there is no assurance that we will be able to retain these major customers or continue to maintain the levels of sales to them. The loss of or reduction in demand for our products from a major customer could have a material adverse effect on operating results and cash flow from operations.

        We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.   Our business is expected to have continuing capital expenditure needs. While we anticipate that our operations will generate sufficient funds to meet our capital expenditure needs for the foreseeable future, our ability to gain access to additional capital, if needed, cannot be assured, particularly in view of competitive factors and industry conditions. Competitive factors and industry conditions include quality, price, technological capability, proprietary rights, and the ability to develop and market products and processes. Any additional capital raised through the sale of equity may dilute the ownership percentage of holders of our common stock.

        Our inability to compete with other manufacturers in the medical device industry will harm our business.   The market for medical devices is highly competitive. Each of our subsidiary businesses compete with at least one major competitor. In addition, our OEM customers represent potential competition, in that one or more may decide not to outsource the design and manufacture of some or all components used in their products. We are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are significantly larger and have greater resources, financial and other, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully will have a material adverse effect on our business.

        If we fail to achieve and maintain the high manufacturing standards that our products and services require, our business will suffer.   Our products and services require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

        If we are unable to retain senior management, our business operations could be adversely affected.   Our success and future prospects depend on the continued contributions of our senior management. There can be no assurances that we would be able to find qualified replacements for these individuals if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business.

        Failure to protect our trade secrets, copyrights and other intellectual property and know-how will put us at a competitive disadvantage.   Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to our current products and those under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with certain of our employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We do not have confidentiality agreements with all of our employees, consultants and third-parties, and cannot assure that the confidentiality agreements that are in place with our employees, consultants and third parties will not be breached, that we will have adequate remedies for a breach, or that our trade secrets will not become known to or be independently developed by our competitors. Although we are not currently aware of any parties currently intending to pursue any infringement claims against us, the loss of trade secret protection for technologies or know-how could adversely affect our business prospects.

        Although we do not hold any patents, we may file future patent applications. Any future patent applications may not be approved, may not give us a competitive advantage or could be challenged by others. Patent proceedings in the United States and in other countries may be expensive and time consuming. Our competitors may independently develop proprietary technologies and processes that are the same as or substantially equivalent to ours, or design around any future patents we obtain.

        Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays and divert the efforts and attention of management from our business. Biotel does not have any pending infringement claims against it, nor is it aware that any parties intend to pursue any infringement claims in the future.

        Product liability claims could damage our reputation and hurt our financial results.   The use of medical products, even after regulatory approval, poses an inherent risk of product liability claims. We maintain limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 of general aggregate liability, subject to deductibles and exclusions. Although we believe our present insurance coverage is adequate, we cannot be sure that product liability insurance will be available in the future or will be available on acceptable terms or at reasonable costs, or that such insurance will provide us with adequate coverage against potential liabilities. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain physician endorsement of our products or expand our business. If we have to pay product liability claims in excess of our insurance coverage, our financial condition will be adversely affected.

        Our Agility subsidiary faces the risk of becoming involved in litigation as a result of injury or death to a clinical test subject.   Agility provides ECG data collection and management services in connection with testing pharmaceutical and medical device products. A portion of the services Agility provides to the manufacturers involves monitoring ECG results of test patients. Agility does not provide diagnostic or other healthcare services to the patient. Although Agility does not have a contractual relationship with the test subjects and has taken steps to limit its liability in the case of patient injury or death, Agility could be named as a defendant in resulting litigation due to its role in the clinical testing. Agility is not a defendant in any litigation and is not aware of any circumstances under which it could be named as a defendant in a lawsuit in the future. Involvement in litigation would likely be costly and time consuming to management, regardless of whether Agility ultimately prevailed in the litigation.

        If our suppliers cannot provide the components we require, our ability to manufacture our products could be harmed.   We rely on third party suppliers to provide us with certain components used in our products. These and other supply factors could make it more difficult for us to effectively and efficiently manufacture our products and could adversely impact our results of operations. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly. We cannot be sure that our suppliers will furnish us with required components when we need them. Although some suppliers may be the only source for a customized component, which makes us vulnerable to cost increases and supply interruptions, Biotel and its subsidiaries maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor. As a result, Biotel does not believe the loss of any vendor of single source components would have a material effect on its business. For example, if a supplier does not satisfactorily provide a customized product, we believe we have the ability to find a replacement supplier by retrieving the molds and providing them to a replacement supplier. If we are unable to retrieve the molds or they are destroyed, the molds can be reproduced.

        Our business could be materially adversely impacted by the results of an environmental oversight by the North Carolina Division of Environment and Natural Resources.   We are currently the subject of an environmental oversight for alleged groundwater contamination at our Carolina Medical facility in North Carolina, as further detailed in Item 1 –Description of Business: Environmental Matters. The property with the alleged contamination was previously owned by Carolina Medical, then sold to an affiliated investment partnership and is currently leased to Carolina Medical. The North Carolina Division of Environment and Natural Resources and the investment partnership are attempting to resolve what additional testing and procedures may be required to determine the scope and desired end-state of any remediation and the party or parties ultimately responsible for that work. At this point, an estimate of the costs and responsibilities for any further site assessment or work are not determinable; nor can we predict what additional costs, if any, we might incur in connection with this matter. Undertaking further site assessment or remediation responsibility, however, would reduce funds otherwise available to Biotel and could have a material adverse effect on Biotel.

        Our business could be materially adversely impacted by risks inherent in international markets.   During the 12 months ended June 30, 2005, approximately 5.4% of our revenues were generated by customers outside the United States. Over 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel’s revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

•	Fluctuations in currency exchange rates.
•	Regulatory, product approval and reimbursement requirements.
•	Tariffs and other trade barriers.
•	Greater difficulty in accounts receivable collection and longer collection periods.
•	Difficulties and costs of managing foreign distributors.
•	Reduced protection for intellectual property rights in some countries.
•	Burdens of complying with a wide variety of foreign laws.
•	The impact of recessions in foreign economies.
•	Political and economic instability.

If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations and cash flows could be negatively affected.

        Our common stock is subject to the SEC’s penny stock rules, which makes our shares more difficult to sell.   The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	Make a special written suitability determination for the purchaser. o Receive the purchaser’s written agreement to a transaction prior to sale.
•	Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in penny stocks and which describe the market for these penny stocks as well as a purchaser’s legal remedies.
•	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a penny stock can be completed.
•	Give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules may make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities, resulting in a lower trading volume of our common stock and lower trading prices.

        Past and planned acquisitions may disrupt our business.   We purchased the business of Agility Centralized Research Services, LLC in July 2004 and may acquire other companies, products or technologies that we believe to be complementary to our business. We may have difficulty integrating the acquired personnel, operations, products or technologies of the businesses we acquire. Although to date we have not had any such difficulties or material disruptions associated with our Agility acquisition, these types of difficulties in the future may disrupt our ongoing business, distract our management and employees and increase our expenses, which could hurt our business.

        An active trading market may not develop for our common stock, and we cannot assure the market price for our common stock if a market does develop.   While our common stock is currently quoted on the Pink Sheets, no established market exists for our common stock. We intend in the future to have our common stock quoted on the OTC Bulletin Board, and we have registered our common stock under the Securities Exchange Act of 1934 as a prerequisite for such trading. There can be no assurance that an active market for our common stock will develop on the OTC Bulletin Board or, if any such market does develop, that it will continue to exist or the degree of price volatility in any such market. To the extent that brokerage firms act as market makers for our securities on the OTC Bulletin Board, they may be a dominating influence in any market that might develop, and the degree of participation by these firms may significantly affect the price and liquidity of our common stock. These firms may discontinue their market making activities at any time. The prices at which our common stock are traded in the market will be determined by these firms and by the purchasers and sellers of our securities, but the prices may not necessarily relate to our assets, book value, results of operations or other established and quantifiable criteria of value. Securities quoted on the OTC Bulletin Board are often thinly traded, highly volatile and not followed by analysts. Consequently, investors may have difficulty reselling our common stock.

        Our policy to forego paying dividends for the foreseeable future may hurt our stock price.   We do not anticipate paying any dividends on our common stock for the foreseeable future, which may make our common stock an unattractive investment. Some institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in our common stock.

        Undesignated shares in our articles of incorporation could prevent or delay a change in control of us or otherwise negatively affect shareholders.   Our articles of incorporation currently authorize the board of directors, without shareholder approval, to issue up to 12,000,000 shares of capital stock, of which up to 2,000,000 shares are designated as preferred stock and up to 10,000,000 shares are designated as common stock. We currently have 2,649,827 common shares outstanding. The board of directors may issue up to 2,000,000 preferred shares in one or more classes or series and with those provisions as it determines, without shareholder approval. The holders of our common stock do not have any preemptive rights. The issuance of stock with rights and preferences determined by the board of directors could make it more difficult for a third party to acquire us, dilute the stock ownership or adversely effect the rights of holders of our common stock, including voting rights.

Item 2.    DESCRIPTION OF PROPERTY.

        We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	Term of Lease
Braemar, Inc.	Production, manufacturing and administration	14,709	Lease expires February 28, 2006.
11481 Rupp Drive
Burnsville, MN 55337

Carolina Medical, Inc.	Production, manufacturing and administration	13,440	Lease expires April 31, 2008.
157 Industrial Drive
King, NC 27021

Advanced Biosensor Inc.	Administration	10,000	Lease expires October 31, 2005.
6 Woodcross Drive
Columbia, SC 29212

Agility Centralized Research	Service operations	1,225	Lease expires January 31, 2006.
Services, Inc.
2275 Half Day Road
Suite 133
Bannockburn, IL 60015

Item 3.    LEGAL PROCEEDINGS.

        On June 3, 2005, Biotel commenced a lawsuit in Minnesota State District Court against Carroll L. Turner, the former president of Carolina Medical and Advanced Biosensor. Biotel’s complaint seeks a declaratory judgment that Mr. Turner’s severance package, which calls for a payment of $100,000 and one year of health insurance premium coverage in the event of the termination of his employment, is not enforceable or, if deemed enforceable, that Biotel’s performance is excused because of a failure of performance by Mr. Turner. Biotel’s complaint also seeks damages in excess of $50,000 from Mr. Turner based on his breach of fiduciary duty and duty of loyalty owed to Biotel, unfair competition, unjust enrichment, conversion and interference with Biotel’s business relationships. Mr. Turner has brought a counterclaim, alleging that Biotel owes him the unpaid severance amount and vacation pay due him.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the Pink Sheets under the symbol BTEL. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ending June 30, 2005 are set forth in the table below, as reported by Yahoo! These quotations represent prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended 2003 – 2004	Low	High
September 30	$0.26	$0.26
December 31	$0.26	$2.00
March 31	$2.00	$4.00
June 30	$1.75	$2.25

Quarter Ended 2004 – 2005	Low	High
September 30	$1.75	$2.50
December 31	$2.60	$3.60
March 31	$1.95	$3.05
June 30	$1.60	$3.00

        As of June 30, 2005, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last three fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

        Unregistered Sales of Equity Securities and Use of Proceeds.   Biotel did not issue any shares of capital stock during the quarter ended June 30, 2005.

        Securities Authorized for Issuance Under Equity Compensation Plans.   The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2005, under the Biotel 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	354,000	$1.1379	296,000
Equity compensation plans not approved
by securities holders	—	—	—

Total	354,000	$1.1379	296,000

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

        The consolidated financial statements of Biotel include the accounts of Biotel Inc. and its wholly-owned subsidiaries (collectively, “Biotel”). Significant intercompany accounts and transactions are eliminated in consolidation.

        Management uses estimates and assumptions in preparing financial statements, including those assumed in computing the allowance for doubtful receivable accounts, inventory valuation allowances and warranty reserves and deferred income tax valuation allowances. Those estimates and assumptions may affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported revenues and expenses. Actual results may vary from these estimates.

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

        For the year ended June 30, 2002, Biotel adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill arose from the acquisition of Braemar, which was acquired during a previous accounting period. Goodwill is deemed to have an indefinite useful life and will no longer be amortized but will be subject to impairment tests performed at least annually. During fiscal 2005 and 2004, Biotel performed the required impairment tests of goodwill and determined the recorded goodwill had not been impaired.

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

        Three Biotel business units, Braemar, Inc., Carolina Medical, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components, and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These three subsidiaries form a base of products and services which Biotel believes are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing, and manufacturing operations for its customers.

        Advanced Biosensor Inc., the fourth business unit, sells maintenance services, Holter recorders manufactured by Braemar, diagnostic Holter software provided by others and Holter supplies to hospitals and clinics.

        These subsidiaries have experienced improvements in their business activity as a result of marketing efforts to acquire new customers and to expand relationships among current customers.

Results of Operations

        Biotel’s net revenues for the year ended June 30, 2005, were $10,169,000, 9.2% above net revenues of $9,309,000 for the year ended June 30, 2004. The increase was primarily due to increases in sales to OEM customers. In the fiscal years ended June 30, 2005 and 2004, 37% of Biotel’s revenues were derived from two customers. The loss of any one or more of these customers would have immediate significant adverse effect on our financial results.

        Gross profit margin increased to $4,325,000 (42.5%) for fiscal year 2005, compared to $4,317,000 (46.4%) in fiscal year 2004. Cost of sales and service increased to $5,844,000 for fiscal year 2005, compared to $4,992,000 for fiscal year 2005. Expenditures for start-up operations at Agility are primarily responsible for the higher costs experienced in fiscal year 2005 and the decrease in gross margin percentage.

        Selling, general and administrative expenses increased to $2,636,000 (25.9% of sales) for the year ended June 30, 2005, compared to $2,097,000 (22.5% of sales) for the year ended June 30, 2004. Increases in expenditures associated with the increased sales volume, as well as expenditures associated with the costs of the acquisition, operation and integration of Agility, and legal costs associated with SEC filings were primarily responsible for the increases in selling, general and administrative expenses. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

        Research and development expenditures for fiscal year 2005 were $991,000, a decrease of 6.2% compared to $1,057,000 in fiscal year 2004. The decrease was primarily the result of an open position in engineering management during fiscal year 2005. Biotel engineering, management and administrative staff is used when non-recurring engineering (“NRE”) services are sold to customers, and the engineering component of such activity is reported as cost of goods sold. NRE service charges are paid by Biotel customers for work performed to develop new custom devices for customers. NRE charges are common in the industry and are non-recurring to the customer upon project completion, typically upon commencement of manufacturing and regular delivery of products. Biotel has a history of NRE revenues from period to period, as it is regularly engaged in new customer development activity. Biotel contracts with customers for NRE services and tracks development engineering costs, time and labor content spent on such projects. In the 12 months ended June 30, 2005, research and development expenditures plus NRE costs were $1,025,000 versus $1,092,000 for the 12 months ended June 30, 2004.

        Interest expenditures decreased to $74,000 for the year ended June 30, 2005, compared to interest expenditures of $119,000 for the year ended June 30, 2004. Interest expenditures decreased corresponding to the reduction in long term debt and lower interest rates.

        Net earnings for the year ended June 30, 2005, and June 30, 2004, were $444,000 and $1,145,000, respectively. Net earnings for the year ended June 30, 2005, were primarily affected by expenditures associated with the costs of the acquisition, operation and integration of Agility. Net earnings for the year ended June 30, 2004, benefited from an adjustment of the deferred tax valuation allowance, which contributed to a $204,000 tax benefit. This adjustment arose due to Biotel’s continuing profitability and management’s belief that the deferred tax asset will be recognized in future periods.

Off-Balance Sheet Arrangements

        Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

        Working capital decreased to $1,921,000 at June 30, 2005, compared to $2,004,000 at June 30, 2004. Decreases in working capital were largely a result of the increase in the balance of the revolving line of credit.

        Cash and cash equivalents were $17,000 at June 30, 2005, compared to $118,000 at June 30, 2004. The decrease in cash was influenced by many factors, primarily operating activities and expenditures for capital equipment. The ratio of current assets to current liabilities (“current ratio”) decreased to 1.89 to one at June 30, 2005, compared to 2.35 to one at June 30, 2004.

        Accounts receivable increased to $2,131,894 at June 30, 2005, versus $1,708,040 at June 30, 2004. The increase in accounts receivable was related to increasing sales activity and longer payment cycles of two major customers. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

        In fiscal year 2005, $548,000 was used for capital expenditures, compared with $95,000 in fiscal year 2004. Equipment purchases in connection with the acquisition of Agility contributed to the increase. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

        Inventory increased to $1,468,000 for the year ended June 30, 2005, compared to $1,285,000 for the year ended June 30, 2004. Inventory increases are due in part to increasing revenues and to new product introduction. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

        Current liabilities increased to $2,166,000 at June 30, 2005, compared to $1,484,000 on June 30, 2004. This increase was primarily due to the increase of $572,000 in the balance of the revolving line of credit.

        Long term liabilities were reduced to $450,000 at June 30, 2005, compared to $680,000 at June 30, 2004, a reduction of approximately $230,000 as a result of payments made on notes outstanding.

        As of June 30, 2005, stockholders’ equity had increased to $2,858,000 from $2,384,000 at June 30, 2004. The increase in stockholder’s equity was principally as a result of the increase in retained earnings.

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

Item 7.    FINANCIAL STATEMENTS.

        See Financial Statements beginning on page F-1.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

Item 8A.    CONTROLS AND PROCEDURES.

        As of June 30, 2005 an evaluation was performed by Biotel’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that Biotel’s disclosure controls and procedures were effective.

        There were no significant changes in Biotel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 8B.    OTHER INFORMATION.

        Not applicable.

PART III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Incorporated by reference from Biotel’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 10.    EXECUTIVE COMPENSATION.

        Incorporated by reference from Biotel’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference from Biotel’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference from Biotel’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 13.    EXHIBITS.

        For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference from Biotel’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: September 27, 2005	By	/s/ B. Steven Springrose
B. Steven Springrose, President and Chief Executive Officer

        Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints B. Steven Springrose and Judy E. Naus, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full powers and authority to do and perform each and every act and things requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Steven Springrose	September 27, 2005
B. Steven Springrose (President, Chief Executive Officer and a Director)

/s/ Judy E. Naus	September 27, 2005
Judy E. Naus (Chief Financial Officer and Chief Accounting Officer)

/s/ C. Roger Jones	September 27, 2005
C. Roger Jones (Director)

/s/ Stanley N. Bormann	September 27, 2005
Stanley N. Bormann (Director)

/s/ L. John Ankney	September 27, 2005
L. John Ankney (Director)

/s/ David A. Heiden	September 27, 2005
David A. Heiden (Director)

/s/ Spencer M. Vawter	September 27, 2005
Spencer M. Vawter (Director)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Biotel Inc. *
3.2	Bylaws of Biotel Inc. *
4.1	Specimen Common Stock Certificate. *
10.1	Lease Agreement dated July 26, 1994 between Northwestern National Life Insurance Company and Carlisle Corporation, as amended, supplemented and assigned. *
10.2	Commercial Lease Agreement dated May 1, 2003 between Carolina Medical, Inc. and KingInvestment Partners. *
10.3	Lease Agreement dated October 18, 2001 between Advanced Biosensor, Inc. and T & LA Partnership of South Carolina, as amended. *
10.4	Office Lease dated January 19, 2004 between Bannockburn Executive Plaza, L.L.C. and Agility Centralized Research Services, LLC. *
10.5	Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research Services, LLC. *
10.6	OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003. **
11.1	Statement regarding computation of per share earnings. *
21.1	Subsidiaries of Biotel Inc. *
24.1	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
**	Previously filed with Amendment No. 2 to Form 10-SB on December 27, 2004, Commission File No. 0-50914.

BIOTEL INC. AND SUBSIDIARIES

REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2005 AND 2004

BIOTEL INC. AND SUBSIDIARIES

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS
Consolidated balance sheets	F-4
Consolidated statements of income	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biotel Inc. and Subsidiaries
Columbia, South Carolina

        We have audited the accompanying consolidated balance sheets of Biotel Inc. and Subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/   Elliott Davis, LLC

August 16, 2005
Columbia, South Carolina

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,045	$118,118
Trade accounts receivable, net of allowance
for doubtful accounts of $70,205 and $77,537
at June 30, 2005 and 2004, respectively	2,131,894	1,708,040
Inventories, net	1,468,439	1,285,171
Deferred tax asset	363,717	335,667
Prepaid expenses	99,451	41,337
Other current assets	6,142	—

Total current assets	4,086,688	3,488,333

PROPERTY AND EQUIPMENT, net	651,355	334,092

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	40,971	30,678

Total other assets	736,522	726,229

	$5,474,565	$4,548,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$572,012	$—
Current portion of notes payable	252,645	223,843
Trade accounts payable	658,040	570,598
Accrued payroll and related liabilities	192,871	248,323
Deferred service contract revenue	187,023	190,600
Other accrued expenses	212,426	150,881
Accrued income taxes	90,662	99,950

Total current liabilities	2,165,679	1,484,195
LONG-TERM LIABILITIES
Notes payable	450,435	680,017

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
Total liabilities	2,616,114	2,164,212

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares
authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,649,827 and 2,576,827 shares issued, respectively	26,498	25,768
Additional paid-in capital	1,941,324	1,912,179
Retained earnings	890,629	446,495

Total stockholders’ equity	2,858,451	2,384,442

	$5,474,565	$4,548,654

See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2005	2004
SALES AND SERVICES	$10,168,616	$9,309,290

COST OF SALES AND SERVICES	5,843,515	4,992,434

GROSS PROFIT	4,325,101	4,316,856

OPERATING EXPENSES
Selling and administrative expenses	2,635,913	2,097,125
Research and development	990,869	1,056,609

Total operating expenses	3,626,782	3,153,734

INCOME FROM OPERATIONS	698,319	1,163,122

OTHER INCOME (EXPENSE)
Interest income	—	2,838
Interest expense	(73,714)	(119,243)
Other	(22,351)	1,629

Total other income (expense)	(96,065)	(114,776)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	602,254	1,048,346

PROVISION (CREDIT) FOR INCOME TAXES	158,120	(96,772)

NET INCOME	$444,134	$1,145,118

NET INCOME PER COMMON SHARE
Basic	$0.17	$0.45

Diluted	$0.16	$0.42

See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Amount	Shares
Balance, June 30, 2003	$25,548	2,554,827	$1,904,149	$(698,623)	$1,231,074

Issuance of Common Stock	220	22,000	8,030	—	8,250

Net income	—	—	—	1,145,118	1,145,118

Balance, June 30, 2004	25,768	2,576,827	1,912,179	446,495	2,384,442

Issuance of Common Stock	730	73,000	29,145	—	29,875

Net income	—	—	—	444,134	444,134

Balance, June 30, 2005	$26,498	2,649,827	$1,941,324	$890,629	$2,858,451

See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$444,134	$1,145,118
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	238,923	151,085
Deferred income tax	(28,050)	(204,417)
Increase (decrease) in allowance for doubtful accounts	(7,332)	34,412
Increase (decrease) of inventory valuation allowance	64,365	(58,067)
Loss on disposal of fixed assets	—	4,259
Changes in deferred and accrued amounts
Trade accounts receivable	(416,522)	(691,497)
Life insurance proceeds receivable	—	500,000
Prepaid expenses	(58,114)	57,262
Inventories	(247,633)	(32,302)
Other assets	(24,435)	25,456
Trade accounts payable	87,442	20,596
Accrued payroll and related liabilities	(55,452)	(1,870)
Other accrued expenses	61,545	(21,984)
Deferred service contract revenue	(3,577)	(40,972)
Accrued income taxes	(9,288)	84,085

Net cash provided by operating activities	46,006	971,164

INVESTING ACTIVITIES
Purchases of property and equipment	(548,186)	(95,065)

Net cash used for investing activities	(548,186)	(95,065)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	29,875	8,250
Proceeds from (payments towards) revolving line of credit	572,012	(17,788)
Proceeds from note payable	—	897,049
Payments of note payable	(200,780)	(1,647,979)

Net cash provided by (used for) financing activities	401,107	(760,468)

Net increase (decrease) in cash and cash equivalents	(101,073)	115,631

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	118,118	2,487

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,045	$118,118

CASH PAID FOR
Interest expense	$65,722	$79,437

Income taxes	$174,495	$18,108

See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

        Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc., Carolina Medical, Inc., Advanced Biosensor Inc., and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Carolina Medical, Inc. manufactures and services components used in liposuction treatments and diagnostic equipment used in ultrasound imaging and blood flow measurement. Braemar, Inc. and Carolina Medical, Inc. primarily sell to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Advanced Biosensor Inc. designs diagnostic Holter software which it integrates and sells in combination with Braemar recorders and other cardiopulmonary diagnostic equipment to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour per day, 7-days per week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

The Company’s sales consist of national and international sales.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of Biotel Inc. and its wholly owned subsidiaries (collectively, the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

Management estimates
Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the allowance for doubtful receivable accounts, inventory valuation allowances, warranty reserves and deferred income tax valuation allowances. Actual results could differ from those estimates.

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

Advertising and marketing
The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. The costs of direct response advertising, which include printing and mailing costs, are capitalized and amortized over the period during which future benefits are expected to be received, which is typically 12 months or less. At June 30, 2005 and 2004, capitalized advertising costs totaled $959 and $6,166, respectively. During the 12-month periods ending June 30, 2005 and 2004, advertising expenses totaled approximately $65,000 and $60,000, respectively.

(Continued)

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

Goodwill
The Company accounts for the purchase price in excess of tangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2005 and 2004, such test of goodwill determined the recorded goodwill had not been impaired.

Service contracts
Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2005 and 2004, current liabilities include service contract revenue deferrals of $187,023 and $190,600, respectively.

Warranty reserve
The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2005 and 2004, the warranty reserve totaled $79,062 and $98,316, respectively, and this amount is included in other liabilities. The following is a reconciliation of the aggregate warranty liability as of June 30, 2005 and 2004:

	2005	2004
Balance, beginning of year	$98,316	$103,773
Repairs and replacements	(105,516)	(67,391)
Additional warranties issued and revisions in
estimates of previously issued warranties	86,262	61,934

Balance, end of year	$79,062	$98,316

(Continued)

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

Net Income per common share
Net income per common share amounts are calculated under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding determined using the treasury stock method.

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

SFAS No. 123 pro forma amounts are as follows for the fiscal years ended June 30, 2005 and 2004:

	2005	2004
Net income, as reported	$444,134	$1,145,118
Less: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of related tax effects	90,898	14,634

Pro forma net income	$353,236	$1,130,484

Pro forma basic net income per common share	$0.15	$0.44

Pro forma diluted net income per common share	$0.14	$0.42

Basic net income per common share as reported	$0.17	$0.45

Diluted net income per common share as reported	$0.16	$0.42

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the years ending June 30, 2005 and 2004: Risk-free interest rate based on date of issuance of 3.72%, no expected dividends, a volatility factor of 74.79 and 229.35, respectively, an expected life of the options of 5-10 years (amortized over the vesting period) and all options are expected to vest.

(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim period of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released SAB No.107 to provide guidance regarding the application of SFAS No.123(R), Share-Based Payment. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Recently issued accounting standards (continued)
Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INVENTORIES

As of June 30, 2005 and 2004, inventories consist of the following:

	2005	2004
Raw materials and supplies	$1,332,661	$1,089,151
Work in process	67,243	141,732
Finished goods	376,630	298,088
Evaluation units and replacements	21,892	21,822

	1,798,426	1,550,793
Valuation allowance	(329,987)	(265,622)

	$1,468,439	$1,285,171

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2005 and 2004, property and equipment consist of the following:

	2005	2004
Machinery and equipment	$2,566,254	$2,031,142
Vehicles	4,680	4,680
Furniture and fixtures	88,559	75,483
Leasehold improvements	37,601	37,601

	2,697,094	2,148,906
Accumulated depreciation	(2,045,739)	(1,814,814)

	$651,355	$334,092

(Continued)

NOTE 5 – NOTES PAYABLE

        As of June 30, 2005 and 2004, notes payable consist of the following:

BANK	2005	2004
Term loan with bank, payable in monthly installments of
$20,527 including interest at the prime rate plus 1.0%
(7.0% AT June 30, 2005), due March 26, 2008.
This loan is collateralized by a first lien on principally
all Company assets and a $35,000 personal guarantee by the
Company’s Chief Executive Officer.	$656,867	$857,647

OTHER
Note payable to stockholder, annual interest of 9.0%, due
September 30, 2005.	46,213	46,213

	703,080	903,860

Less current maturities	(252,645)	(223,843)

	$450,435	$680,017

        Maturities of long-term debt are as follows for the periods ending June 30:

2006	$252,645
2007	221,452
2008	228,983

$703,080

        The bank loan agreements contain financial and other covenants requiring the Company to provide certain financial information to the bank on a monthly and quarterly basis. The financial covenants require the Company to maintain a net worth of $1,750,000 and a debt-to-worth ratio not in excess of 2.5 to one.

        The Company also has a $1,250,000 line of credit with a bank. The line bears interest at the bank’s prime rate (6.00% at June 30, 2005) plus 1.0% and expires on October 29, 2005. The outstanding credit line balance as of June 30, 2005 was $572,012. No amount was outstanding under this line of credit as of June 30, 2004.

NOTE 6 – RELATED PARTY TRANSACTIONS

        Interest expense for related party obligations for the years ended June 30, 2005 and 2004, was $4,309 and $38,318, respectively. Accrued interest payable to related parties was $7,278 and $4,368 as of June 30, 2005 and 2004, respectively.

        Carolina Medical, Inc. leases its land and building from an affiliated partnership under a lease agreement which expires April 30, 2008. Total rent expense to the affiliated partnership was $50,400 for each of the years ended June 30, 2005 and 2004. (See Note 7)

NOTE 7 – LEASE OBLIGATIONS

        Advanced Biosensor Inc. leases its facility under a three-year lease agreement which will expire October 31, 2005.

        Braemar, Inc. maintains a non-cancelable operating lease for office and manufacturing space, which includes costs allocated by the lessor for property taxes, insurance and maintenance. This lease expires February 28, 2006.

        Carolina Medical, Inc. leases its facility under a five-year lease agreement which will expire April 30, 2008.

        Agility Centralized Research Services, Inc. leases its facility under a two-year lease agreement which will expire January 31, 2006. Agility also leases office space under a one-year lease agreement which will expire December 31, 2005.

        Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2005 are as follows:

2006	$165,969
2007	52,059
2008	16,800

$234,828

        Total rent expense under these operating leases was $288,914 and $251,137 for the twelve months ended June 30, 2005 and 2004, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

        On June 3, 2005, the Company initiated litigation against a former subsidiary president, seeking among other things a declaratory judgment that a certain purported severance agreement between the former subsidiary president and the Company is of no further force or effect. The former subsidiary president has served an answer and counterclaim in that litigation, alleging that the Company owes him certain amounts in connection with unpaid severance and vacation pay due him. The Company intends to vigorously oppose the counter claim and to litigate in favor of the declaratory judgment it seeks. No trial date has been set and the potential impact of this matter on the Company’s financial statements is currently uncertain.

        Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 9 – SIGNIFICANT CUSTOMER CONCENTRATIONS

        Credit sales are made to the Company’s customers in the ordinary course of business. Generally, these sales are unsecured. The Company had two major customers that accounted for approximately 26% and 11% of the Company’s consolidated revenues for the year ended June 30, 2005 and 24% and 13% of the Company’s consolidated revenues for the year ended June 30, 2004.

NOTE 10 – STOCK OPTIONS

        Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2005 and 2004, Biotel Inc. had 354,000 and 326,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 3.9 years. There were 73,000 and 22,000 options exercised during the twelve months ended June 30, 2005 and 2004, respectively. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

        A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	396,000	254,000	$0.3870	164,334	$0.4591

Granted	(121,000)	121,000
Exercised	22,000	(22,000)
Forfeited	27,000	(27,000)

Balance at June 30, 2004	324,000	326,000	0.6125	224,000	0.5329

Granted	(205,000)	205,000
Exercised	73,000	(73,000)
Expired	104,000	(104,000)

Balance at June 30, 2005	296,000	354,000	1.1379	185,750	0.9040

NOTE 11 – INCOME TAXES

        The components of the provision (credit) for income taxes are as follows for the years ended June 30, 2005 and 2004:

	2005	2004
Current provision for taxes	$188,070	$105,950
Change in deferred tax credits	(950)	267,528
Decrease in valuation allowance	(29,000)	(470,250)

Total provision (credit)	$158,120	$(96,772)

        A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2005	2004
Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Net operating losses utilized	0.0%	(31.3)%
Decrease of valuation allowance	(4.9)%	(16.2)%
Other	(5.8)%	1.0%

	26.6%	(9.2)%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets applicable to:
Allowance for doubtful accounts	$27,400	$30,250
Inventory reserves	128,700	103,600
Warranty reserves	30,800	38,500
Net operating loss carryforwards	260,700	251,000
AMT tax credit	42,800	89,367
Other	57,317	35,950

	547,717	548,667
Less valuation allowance	184,000	213,000

Deferred tax asset	$363,717	$335,667

(Continued)

NOTE 11 – INCOME TAXES, Continued

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2005 and 2004, management concluded that the deferred tax asset of $363,717 and $335,667, respectively, was more likely than not to be realized in future periods. The valuation allowance at June 30, 2005 and 2004, related to a portion of the federal and state net operating loss carryforwards that the Company was not expecting to realize the benefit from due to various federal and state limitations.

        At June 30, 2005, the Company had federal net operating loss carryforwards totaling $411,000, which expire on various dates through 2017. The Company also had state net operating loss carryforwards totaling $2,222,000, which expire on various dates through 2024.

NOTE 12 – EARNINGS PER SHARE OF COMMON STOCK

        The weighted average number of shares used in the computation of basic and diluted income per common share as of June 30, 2005, was 2,619,846 and 2,857,635, respectively. The weighted average number of shares used in the computation of basic and diluted income per share as of June 30, 2004, was 2,563,018 and 2,696,977, respectively.

NOTE 13 – EMPLOYEE BENEFITS PLANS

        Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2005 and 2004, totaled $56,642 and $56,576, respectively.

NOTE 14 – OPERATIONS AND INDUSTRY SEGMENTS

        The Company reports on two segments of business: OEM Medical Sales and Service and Direct Medical Sales and Service. The industry segment information corresponds with the Company’s different customer and product types and therefore complies with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

(Continued)

NOTE 14 – OPERATIONS AND INDUSTRY SEGMENTS, Continued

        In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

	2005
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals
Domestic Revenues	$8,430,143	$1,186,618	$—	$9,616,761
International Revenues	448,654	103,201	—	551,855

Revenues from external customers	8,878,797	1,289,819	—	10,168,616
Intersegment revenues	272,985	(272,985)	—	—
Interest expense (credit)	4,309	—	69,405	73,714
Income tax expense	170,159	(16,000)	3,961	158,120
Depreciation	219,210	15,493	4,220	238,923
Segment profit	543,011	(58,761)	(40,116)	444,134
Goodwill	695,551	—	—	695,551
Total segment assets	4,777,616	194,842	502,107	5,474,565
Purchase of property and equipment	454,354	1,501	92,331	548,186

	2004
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals
Domestic Revenues	$6,814,392	$1,825,241	$—	$8,639,633
International Revenues	557,270	112,387	—	669,657

Revenues from external customers	7,371,662	1,937,628	—	9,309,290
Intersegment revenues	327,118	(327,118)	—	—
Interest expense	13,765	—	105,478	119,243
Income tax expense (credit)	18,333	—	(115,105)	(96,772)
Depreciation	120,475	30,411	199	151,085
Segment profit	859,055	276,074	9,989	1,145,118
Goodwill	695,551	—	—	695,551
Total segment assets	3,698,443	392,029	458,182	4,548,654
Purchase of property and equipment	92,632	2,433	—	95,065

NOTE 15 – ASSET PURCHASE

        Biotel Inc. purchased substantially all of the assets of Agility Centralized Research Services, LLC (Agility), effective July 1, 2004. Management believes this investment will allow the Company to vertically integrate into the growing industry of contract research. Agility, founded in November 2003, provides 24-hour per day, 7-days per week electrocardiogram (ECG) data collection and management services supporting cardiac safety and therapeutic evaluation within the clinical trials of medical corporations. Agility also supplies ECG contract research services to pharmaceutical companies, contract research organizations and academic research organizations. During the year ending June 30, 2005, the Company paid $60,000 in contingent payments relating to this asset purchase. These payments are included in selling, general and administrative expenses for the year ending June 30, 2005. Had the operations of Agility been included in results for the year ended June 30, 2004, proforma revenues, net income and earnings per share would have been as follows:

Revenues	$ 9,335,370

Net income	$ 1,031,885

Net income per common share
Basic	$ .40
Diluted	$ .38