Form 10QSB
period 2005-09-30
Biotel Inc.
filed 2005-11-14
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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
Yes  ☒        No  ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐        No  ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2005, was 2,649,827.

Transitional Small Business Disclosure Format (check one):
Yes  ☐       No  ☒

BIOTEL INC.
INDEX
____________________________________

i

Part I

Item 1:    Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 Unaudited	June 30, 2005 Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,398	$17,045
Trade accounts receivable, net of allowance	1,558,685	2,131,894
for doubtful accounts of $74,312 and $70,205
at September 30, 2005 and June 30, 2005, respectively
Inventories, net	1,652,918	1,468,439
Deferred tax asset	363,717	363,717
Other current assets	172,847	105,593

Total Current Assets	3,770,565	4,086,688

PROPERTY, PLANT & EQUIPMENT (Net)	626,888	651,355

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	38,971	40,971

Total Other Assets	734,522	736,522

	$5,131,975	$5,474,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$149,022	$572,012
Current portion of notes payable	211,218	252,645
Trade accounts payable	648,716	658,040
Accrued payroll and related liabilities	152,413	192,871
Deferred service contract revenue	167,267	187,023
Other accrued expenses	279,971	212,426
Accrued income taxes	49,267	90,662

Total Current Liabilities	1,657,874	2,165,679
LONG-TERM LIABILITIES:
Notes payable	442,055	450,435

Total Liabilities	2,099,929	2,616,114

STOCKHOLDERS’ EQUITY:
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,649,827 shares issued	26,498	26,498
Additional paid-in capital	1,941,324	1,941,324
Retained earnings	1,064,224	890,629

Total Stockholders' Equity	3,032,046	2,858,451

	$5,131,975	$5,474,565

See notes to consolidated financial statements
which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended September 30,
	2005	2004
SALES AND SERVICES	$2,526,736	$2,491,219
COST OF SALES AND SERVICES	1,490,907	1,361,548

GROSS PROFIT	1,035,829	1,129,671

OPERATING EXPENSES
Selling and administrative expenses	523,997	666,931
Research and development	221,157	252,222

Total operating expenses	745,154	919,153

INCOME FROM OPERATIONS	290,675	210,518

OTHER EXPENSE
Interest expense	17,977	13,545
Other expense	0	50

Total other expense	17,977	13,595

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	272,698	196,923
PROVISION FOR INCOME TAXES	99,103	63,534

NET INCOME	173,595	133,389
RETAINED EARNINGS
BEGINNING OF PERIOD	890,629	446,495

END OF PERIOD	$1,064,224	$579,884

INCOME PER SHARE
BASIC	$0.07	$0.05

DILUTED	$0.06	$0.05

See notes to consolidated financial statements
which are an integral part of these financial statements.

BIOTEL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$173,595	$133,389
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	60,199	49,979
Deferred Income Tax	—	25,534
Increase in allowance for doubtful accounts	4,107	3,000
Increase in inventory valuation allowance	8,790	15,434
Net book value on disposal of fixed assets	—	—
Changes in deferred and accrued amounts
Trade accounts receivable	569,102	(183,969)
Prepaid expenses	(67,129)	(69,263)
Inventories	(193,269)	(97,367)
Other assets	(125)	(18,000)
Trade accounts payable	(9,324)	11,737
Accrued payroll and related liabilities	(40,458)	(60,100)
Other accrued expenses	67,545	13,435
Deferred service contract revenue	(19,756)	(5,662)
Income taxes payable	(41,395)	(8,002)

Net cash provided by (used for) operating activities	511,882	(189,855)

INVESTING ACTIVITIES
Purchases of property and equipment	(33,732)	(236,046)

Net cash used for investing activities	(33,732)	(236,046)

FINANCING ACTIVITIES
Net change on line of credit	(422,990)	381,020
Payments of long-term debt	(49,807)	(50,543)

Net cash provided for (used for) financing activities	(472,797)	330,477

Net increase (decrease) in cash and cash equivalents	5,353	(95,424)
CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2005 and 2004	17,045	118,118

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2005 and 2004	$22,398	$22,694

See notes to consolidated financial statements
which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2005, filed by Biotel Inc. (the “Company”) on September 28, 2005.

        The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

NOTE 2 – INVENTORIES

        As of September 30, 2005 and June 30, 2005, inventories consist of the following:

	September 30, 2005	June 30, 2005
Raw materials and supplies	$1,644,314	$1,332,661
Work in process	6,899	67,243
Finished Goods	323,451	376,630
Evaluation units and replacements	17,031	21,892

	1,991,695	1,798,426
Valuation Allowance	(338,777)	(329,987)

	$1,652,918	$1,468,439

NOTE 3 – WARRANTY RESERVE

        The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30, 2005 and June 30, 2005, the warranty reserve totaled $87,708 and $79,062, respectively, and this amount is included in Other Liabilities. The following is a reconciliation of the aggregate warranty liability as of September 30, 2005:

NOTE 3 – WARRANTY RESERVE (Continued)

Balance, June 30, 2005	$79,062
Claims Paid	(25,561)
Additional warranties issued and revisions in
estimates of previously issued warranties	34,207

Balance, September 30, 2005	$87,708

NOTE 4 – STOCK OPTIONS

        Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2005 and 2004, Biotel Inc. had 354,000 and 525,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 3.71 years. No options were exercised during the three months ended September 30, 2005 and 2004. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

        A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	324,000	326,000	$0.6125	224,000	$0.5329
Granted	(205,000)	205,000
Balance at September 30, 2004	119,000	531,000	$1.1500	312,250	$0.8070

Balance at June 30, 2005	296,000	354,000	$1.1379	185,750	$0.9040

Balance at September 30, 2005	296,000	354,000	$1.2641	274,500	$1.1181

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

        The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2005 was 2,649,827 and 2,924,327, respectively, and for the three months ended September 30, 2004, was 2,576,827 and 2,842,982, respectively.

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

	Three months ended September 30, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	$2,257,662	$209,140		$2,466,802
International Revenues	46,994	12,940		59,934

Revenues from external customers	2,304,656	222,080		2,526,736
Intersegment revenues	47,154	(47,154)		0
Interest expense	1,040	—	16,937	17,977
Income tax expense	68,164	31,462	(523)	99,103
Depreciation and Amortization	53,602	1,224	5,373	60,199
Segment profit	126,342	61,022	(13,770)	173,595
Goodwill	695,551	—	—	695,551
Total segment assets	4,380,995	245,079	505,901	5,131,975
Purchase of property and equipment	33,732	—	—	33,732

	Three months ended September 30, 2004
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals
Domestic Revenues	$2,002,160	$344,852		$2,347,012
International Revenues	123,152	21,055		144,207

Revenues from external customers	2,125,312	365,907		2,491,219
Intersegment revenues	70,050	(70,050)		0
Interest expense	1,136	—	12,409	13,545
Income tax expense	64,137	5,152	(5,755)	63,534
Depreciation and Amortization	44,687	5,232	60	49,979
Segment profit	135,899	8,660	(11,170)	133,389
Goodwill	695,551	—	—	695,551
Total segment assets	4,277,247	361,873	324,798	4,963,918
Purchase of property and equipment	236,046	—	—	236,046

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Biotel cautions readers that forward looking statements including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

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

Results of Operations

        Biotel’s net revenues for the fiscal quarter ended September 30, 2005, increased to $2,527,000, 1.4% above net revenues of $2,491,000 for the quarter ended September 30, 2004. The increase was primarily due to increases in sales to OEM customers. In the quarters ended September 30, 2005 and 2004, 34.2% and 35.6%, respectively, of the Company’s revenues were derived from two customers. The loss of any one or more of these customers would have an immediate significant adverse effect on our financial results.

        Gross profit margin was $1,036,000 for the quarter ended September 30, 2005, 8.3% below the gross profit margin of $1,130,000 in the corresponding period of fiscal 2005. Gross profit margin was marginally affected by increases in the cost of sales and services, which rose to $1,491,000 (59.1% of sales) in the first quarter of fiscal 2006 versus $1,362,000 (54.7% of sales) in the first quarter of fiscal 2005.

        Selling, general and administrative expenses decreased to $524,000 (20.7% of sales) for the quarter ended September 30, 2005, compared to $667,000 (26.8% of sales) for the quarter ended September 30, 2004. Biotel has streamlined its management operations, resulting in decreases in selling, general and administrative expenditures. These reductions relate to the elimination of executive and sales management positions and the Company’s decision to terminate sales of its Holter software as had been previously distributed by Advanced Biosensor.

        Research and development expenditures for the three months ended September 30, 2005, were $221,000, 12.3% lower than the $252,000 expense in the three months ended September 30, 2004. Despite the first quarter decrease in research and development expenditures versus the prior fiscal year, Biotel is planning a substantial increase in research and development effort during fiscal year 2006.

        Interest expense increased to $18,000 for the quarter ended September 30, 2005, compared to interest expense of $14,000 for the quarter ended September 30, 2004. The increase in interest expense was due to increasing interest rates and a higher average balance on the revolving line of credit during the first quarter of fiscal 2006.

        Net earnings for the fiscal quarter ended September 30, 2005 were up 30.8% to $174,000 versus $133,000, in the first quarter ended September 30, 2004. Net earnings for the quarter ended September 30, 2005 increased primarily as a result of reductions in expenses as described above.

Off-Balance Sheet Arrangements

        Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

        Working capital increased to $2,113,000 at September 30, 2005, compared to $1,921,000 at June 30, 2005. Working capital was improved by a reduction in the credit line balance to $149,000 on September 30, 2005, compared to a balance of $572,000 on June 30, 2005.

        Cash and cash equivalents were $22,000 at September 30, 2005, a slight increase of $5,000 from the balance of $17,000 at June 30, 2005. The ratio of current assets to current liabilities (“current ratio”) increased to 2.3 for the period ended September 30, 2005 from 1.9 for the period ended June 30, 2005.

        Accounts receivable decreased to $1,559,000 at September 30, 2005, compared to $2,132,000 at June 30, 2005, as a result of strong collections made in the quarter ended September 30, 2005.

        During the three months ended September 30, 2005, $34,000 of capital equipment was purchased versus $236,000 in the three months ended September 30, 2004. Equipment purchases in connection with the acquisition of Agility were responsible for the higher level of purchases in the first quarter of fiscal 2005. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

        Inventory increased to $1,653,000 for the period ended September 30, 2005, compared to $1,468,000 for the period ended June 30, 2005. Inventory increases are due in part to increasing revenues and to new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

        Current liabilities decreased to $1,658,000 at September 30, 2005, compared to $2,166,000 at June 30, 2005. The decrease was primarily due to the decrease of $423,000 in the balance of the revolving line of credit.

        Long term liabilities were reduced to $442,000 at September 30, 2005, compared to $450,000 at June 30, 2005. In addition to payments of existing long term debt, the net effects of the reclassification of portions of long term debt and short term debt reduced long term liabilities by $8,000.

        As of September 30, 2005, stockholders’ equity had increased to $3,032,000, an increase of 6.1% from $2,858,000 at June 30, 2005. The increase in stockholders’ equity was principally the result of the increase in retained earnings.

        Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3:    Controls and Procedures

(a)    As of September 30, 2005 an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)    Changes in internal controls.   There were no significant changes in Biotel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1.    Legal Proceedings.   The litigation involving Biotel and Carroll L. Turner, the former president of two of Biotel’s wholly-owned subsidiaries, Advanced Biosensor, Inc. and Carolina Medical, Inc., has been settled. The matter, reported by Biotel in its June 6, 2005 Report on Form 8-K, was dismissed from Minnesota State District Court with prejudice on October 27, 2005. Biotel paid $25,000 to resolve the litigation, which amount included $21,000 of accrued vacation pay owed to Mr. Turner.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.   Not applicable.

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

BIOTEL INC.
Date: November 10, 2005	By:	/s/ B. Steven Springrose

Its: Chief Executive Officer and President
Date: November 10, 2005	By:	/s/ Judy E. Naus

Its: Chief Financial Officer