Form 10QSB
period 2005-12-31
Biotel Inc.
filed 2006-02-14
CIK 1300128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        COMMISSION FILE NUMBER : 0-50914

                                   -----------

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

                                 (952) 890-5135
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [ ]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ]           No [X]

The number of shares of registrant's common stock, par value $0.01 per share, outstanding as of as of December 31, 2005, was 2,649,827.

Transitional Small Business Disclosure Format (check one):
Yes [ ]           No [X]

                                   BIOTEL INC.
                                      INDEX
                              --------------------



PART I                                                                                                       Page Number
------                                                                                                       -----------
          ITEM 1:        Financial Information

                         Consolidated Balance Sheets - December 31, 2005 and June 30, 2005                       1
                         Consolidated Statements of Operations - Three Months and
                           Six Months Ended December 31, 2005 and 2004                                          2-3
                         Consolidated Statements of Cash Flows - Six Months Ended
                           December 31, 2005 and 2004                                                            4
                         Notes to Consolidated Financial Statements (Unaudited)                                  5

         ITEM 2:         Management's Discussion and Analysis                                                   12
                           of Financial Condition and Results of
                           Operations

         ITEM 3:         Controls and Procedures                                                                16

PART II
-------

         ITEM 2:         Unregistered Sales of Equity Securities and Use of Proceeds                            16
         ITEM 4:         Submission of Matters to a Vote of Security Holders                                    16
         ITEM 6:         Exhibits                                                                               16

         SIGNATURES                                                                                             17

                                     PART I

ITEM 1:  FINANCIAL INFORMATION

                          BIOTEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,   JUNE 30,
                                                                     2005         2005
                                                                  UNAUDITED      AUDITED
                                                                  ----------   ----------
                                          ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                       $  188,686   $   17,045
  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                      1,604,690    2,131,894
    FOR DOUBTFUL ACCOUNTS OF $77,517 AND $70,205
    AT DECEMBER 31, 2005 AND JUNE 30, 2005, RESPECTIVELY
  INVENTORIES, NET                                                 1,365,578    1,468,439
  DEFERRED TAX ASSET                                                 363,717      363,717
  OTHER CURRENT ASSETS                                               157,873      105,593
                                                                  ----------   ----------

          TOTAL CURRENT ASSETS                                     3,680,544    4,086,688
                                                                  ----------   ----------

PROPERTY, PLANT & EQUIPMENT, NET                                     665,254      651,355
                                                                  ----------   ----------

OTHER ASSETS:
  GOODWILL                                                           695,551      695,551
  OTHER ASSETS                                                        36,971       40,971
                                                                  ----------   ----------

          TOTAL OTHER ASSETS                                         732,522      736,522
                                                                  ----------   ----------

                                                                  $5,078,320   $5,474,565
                                                                  ==========   ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING LINE OF CREDIT                                        $  256,981   $  572,012
  CURRENT PORTION OF NOTES PAYABLE                                   214,927      252,645
  TRADE ACCOUNTS PAYABLE                                             329,878      658,040
  ACCRUED PAYROLL AND RELATED LIABILITIES                            165,073      192,871
  DEFERRED SERVICE CONTRACT REVENUE                                  176,401      187,023
  OTHER ACCRUED EXPENSES                                             279,396      212,426
  ACCRUED INCOME TAXES                                               113,471       90,662
                                                                  ----------   ----------

        TOTAL CURRENT LIABILITIES                                  1,536,127    2,165,679

LONG-TERM LIABILITIES:
  NOTES PAYABLE                                                      388,118      450,435
                                                                  ----------   ----------

          TOTAL LIABILITIES                                        1,924,245    2,616,114
                                                                  ----------   ----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 STATED VALUE; 10,000,000 SHARES
    AUTHORIZED; 2,649,827 SHARES ISSUED                               26,498       26,498
  ADDITIONAL PAID-IN CAPITAL                                       1,941,324    1,941,324
  RETAINED EARNINGS                                                1,186,253      890,629
                                                                  ----------   ----------

          TOTAL STOCKHOLDERS' EQUITY                               3,154,075    2,858,451
                                                                  ----------   ----------

                                                                  $5,078,320   $5,474,565
                                                                  ==========   ==========

                 See notes to consolidated financial statements
            which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                    2005                2004
                                                 -----------        -----------
SALES AND SERVICES                               $ 2,493,011        $ 2,596,233

COST OF SALES AND SERVICES                         1,517,573          1,440,469
                                                 -----------        -----------

GROSS PROFIT                                         975,438          1,155,764
                                                 -----------        -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                494,683            736,378
  RESEARCH AND DEVELOPMENT                           280,511            256,244
                                                 -----------        -----------

    TOTAL OPERATING EXPENSES                         775,194            992,622
                                                 -----------        -----------

INCOME FROM OPERATIONS                               200,244            163,142
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                   (16,293)           (16,443)
  OTHER INCOME (EXPENSE)                               2,245                (50)
                                                 -----------        -----------

    TOTAL OTHER EXPENSE                              (14,048)           (16,493)
                                                 -----------        -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                       186,196            146,649

PROVISION FOR INCOME TAXES                            64,167             54,134
                                                 -----------        -----------

NET INCOME                                           122,029             92,515

RETAINED EARNINGS
     BEGINNING OF PERIOD                           1,064,224            579,884
                                                 -----------        -----------
     END OF PERIOD                               $ 1,186,253        $   672,399
                                                 ===========        ===========
INCOME PER SHARE
     BASIC                                       $      0.05        $      0.04
                                                 ===========        ===========
     DILUTED                                     $      0.04        $      0.03
                                                 ===========        ===========

                 See notes to consolidated financial statements
            which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   2005                2004
                                               -----------          -----------
SALES AND SERVICES                             $ 5,019,840          $ 5,087,452

COST OF SALES AND SERVICES                       3,008,325            2,802,017
                                               -----------          -----------

GROSS PROFIT                                     2,011,515            2,285,435
                                               -----------          -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES            1,018,680            1,403,309
  RESEARCH AND DEVELOPMENT                         501,668              508,466
                                               -----------          -----------

    TOTAL OPERATING EXPENSES                     1,520,348            1,911,775
                                               -----------          -----------

INCOME FROM OPERATIONS                             491,167              373,660
                                               -----------          -----------

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                 (34,270)             (29,987)
  OTHER INCOME (EXPENSE)                             1,997                 (100)
                                               -----------          -----------

    TOTAL OTHER EXPENSE                            (32,273)             (30,087)
                                               -----------          -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                     458,894              343,573

PROVISION FOR INCOME TAXES                         163,270              117,669
                                               -----------          -----------

NET INCOME                                         295,624              225,904

RETAINED EARNINGS
     BEGINNING OF PERIOD                           890,629              446,495
                                               -----------          -----------
     END OF PERIOD                             $ 1,186,253          $   672,399
                                               ===========          ===========
INCOME PER SHARE
     BASIC                                     $      0.11          $      0.09
                                               ===========          ===========
     DILUTED                                   $      0.11          $      0.08
                                               ===========          ===========

                 See notes to consolidated financial statements
            which are an integral part of these financial statements.

                                   BIOTEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                             FOR THE SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                2005         2004
                                                                             ---------    ---------
OPERATING ACTIVITIES
      NET INCOME                                                             $ 295,624    $ 225,904
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES
           DEPRECIATION AND AMORTIZATION                                       123,556      103,312
           DEFERRED INCOME TAX                                                      --       50,669
           INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS                           7,312       (9,570)
           INCREASE IN INVENTORY VALUATION ALLOWANCE                            79,235        7,135
           GAIN ON DISPOSAL OF FIXED ASSETS                                     (1,997)          --
           CHANGES IN DEFERRED AND ACCRUED AMOUNTS
                TRADE ACCOUNTS RECEIVABLE                                      519,892     (234,166)
                PREPAID EXPENSES                                               (52,280)     (64,826)
                INVENTORIES                                                     23,626     (140,785)
                OTHER ASSETS                                                        --      (16,000)
                TRADE ACCOUNTS PAYABLE                                        (328,161)      38,653
                ACCRUED PAYROLL AND RELATED LIABILITIES                        (27,797)     (32,334)
                OTHER ACCRUED EXPENSES                                          66,971      (24,188)
                DEFERRED SERVICE CONTRACT REVENUE                              (10,622)      (2,659)
                INCOME TAXES PAYABLE                                            22,809      (24,487)
                                                                             ---------    ---------

                     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      718,168     (123,342)
                                                                             ---------    ---------

INVESTING ACTIVITIES
      PURCHASES OF PROPERTY AND EQUIPMENT                                     (137,461)    (393,157)
      PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                               6,000           --
                                                                             ---------    ---------

                     NET CASH USED FOR INVESTING ACTIVITIES                   (131,461)    (393,157)
                                                                             ---------    ---------

FINANCING ACTIVITIES
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                 26,125
      NET CHANGE ON LINE OF CREDIT                                            (315,031)     506,196
      PAYMENTS OF LONG-TERM DEBT                                              (100,035)    (100,881)
                                                                             ---------    ---------

                     NET CASH PROVIDED FOR (USED FOR) FINANCING ACTIVITIES    (415,066)     431,440
                                                                             ---------    ---------

                     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      171,641      (85,059)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2005 AND 2004                          17,045      118,118
                                                                             ---------    ---------

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31, 2005 AND 2004                   $ 188,686    $  33,059
                                                                             =========    =========

                 See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2005, filed by Biotel Inc. (the "Company") on September 28, 2005.

         The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.


NOTE 2 - INVENTORIES

         As of December 31, 2005 and June 30, 2005, inventories consist of the following:

                                                 DECEMBER 31,     JUNE 30,
                                                    2005           2005
                                                -----------    -----------
Raw materials and supplies                      $ 1,422,911    $ 1,332,661
Work in process                                           0         67,243
Finished Goods                                      340,577        376,630
Evaluation units and replacements                    11,312         21,892
                                                -----------    -----------

                                                  1,774,800      1,798,426
Valuation Allowance                                (409,222)      (329,987)
                                                -----------    -----------

                                                $ 1,365,578    $ 1,468,439
                                                ===========    ===========

NOTE 3 - WARRANTY RESERVE

         The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At December 31, 2005 and June 30, 2005, the warranty reserve totaled $97,483 and $79,062, respectively, and this amount is included in Other Liabilities. The following is a reconciliation of the aggregate warranty liability as of December 31, 2005:

Balance, June 30, 2005                                               $ 79,062

Claims Paid                                                           (48,056)
Additional warranties issued and revisions in
    estimates of previously issued warranties                          66,477
                                                                    ----------

Balance, December 31, 2005                                           $ 97,483
                                                                    ==========

NOTE 4 - STOCK OPTIONS

         Biotel has elected to account for its stock-based compensation under the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, the Company accounts for its employee stock option plan under the provisions of Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for the measurement and recognition of its stock-based compensation. Under the provisions of APB NO. 25, the Company recognized no compensation expense related to options granted. However, SFAS No. 123 requires the Company to disclose pro forma information regarding options grants made to its employees and board of directors. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below.

         SFAS No. 123 pro forma amounts are as follows for the three months ended December 31, 2005 and 2004:

                                                                  December 31,           December 31,
                                                                     2005                    2004
                                                                   ---------               --------
Net income, as reported                                            $ 121,781               $ 92,515
Less:  Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effects                             5,308                  4,100
                                                                   ---------               --------

Pro forma net income                                                 116,473                 88,415

Pro forma basic income per share                                      $ 0.04                 $ 0.03

Pro forma diluted income per share                                    $ 0.04                 $ 0.03

Basic income per share, as reported                                   $ 0.05                 $ 0.04

Diluted income per share, as reported                                 $ 0.04                 $ 0.03

         SFAS No. 123 pro forma amounts are as follows for the six months ended December 31, 2005 and 2004:

                                                                  December 31,           December 31,
                                                                     2005                   2004
                                                                   ---------              ---------
Net income, as reported                                            $ 295,624              $ 225,904
Less:  Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effect                             58,762                 77,268
                                                                   ---------              ---------

Pro forma net income                                                 236,862                148,636

Pro forma basic income per share                                      $ 0.09                 $ 0.06

Pro forma diluted income per share                                    $ 0.09                 $ 0.05

Basic income per share, as reported                                   $ 0.11                 $ 0.09

Diluted income per share, as reported                                 $ 0.11                 $ 0.08


         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the six months ending December 31, 2005 and 2004: risk-free interest rate based on date of issuance of 4.32% and 4.41%, respectively, no expected dividends, a volatility factor of 95.30 and 74.79, respectively, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%. Using these assumptions, the total value of the stock options and rights to receive stock granted during the six months ended December 31, 2005 and 2004, to be recognized over the vesting period was approximately $17,000 and $379,000, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Biotel Inc.'s options.

         Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of December 31, 2005 and 2004, Biotel Inc. had 358,000 and 452,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 3.88 years. No options were exercised during the three months ended December 31, 2005, and 67,000 options were exercised during the three months ended December 31, 2004. No options were exercised during the six months ended December 31, 2005, and 73,000 options were exercised during the six months ended December 31, 2004. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

         A summary of the activity under the Company's plan is as follows:

                                                                          Outstanding                           Exercisable
                                                            ----------------------------------    ----------------------------------
                                                                                     Weighted                              Weighted
                                                                                     Average                               Average
                                                    Shares           Number          Exercise              Number          Exercise
                                                   Available        of Shares          Price              of Shares          Price
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                            324,000          326,000         $ 0.6125              224,000         $ 0.5329

Granted                                            (205,000)         205,000

Balance at September 30, 2004                       119,000          531,000         $ 1.1500              312,250         $ 0.8070
                                           =========================================================================================

Exercised                                            67,000          (67,000)
Expired                                              12,000          (12,000)

Balance at December 31, 2004                        198,000          452,000         $ 1.2800              246,250         $ 0.9420
                                           =========================================================================================

Exercised                                             6,000           (6,000)

Balance at March 31, 2005                           204,000          446,000         $ 1.2864              240,250         $ 0.9501
                                           =========================================================================================

Expired                                              92,000          (92,000)

Balance at June 30, 2005                            296,000          354,000         $ 1.1379              185,750         $ 0.9040
                                           =========================================================================================


Balance at September 30, 2005                       296,000          354,000         $ 1.2641              274,500         $ 1.1181
                                           =========================================================================================

Granted                                             (10,000)          10,000
Expired                                               6,000           (6,000)

Balance at December 31, 2005                        292,000          358,000         $ 1.2784              245,000         $ 1.2712
                                           =========================================================================================

NOTE 5  - EARNINGS PER SHARE OF COMMON STOCK

         The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2005 was 2,649,827 and 2,631,658, respectively, and for the three months ended December 31, 2004, was 2,604,729 and 2,967,131, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the six months ended December 31, 2005 was 2,649,827 and 2,769,975, respectively, and for the six months ended December 31, 2004, was 2,590,778 and 2,769,892, respectively.


NOTE 6 - LINE OF CREDIT

         On December 3, 2005 the Company's $1,250,000 line of credit was extended until November 3, 2006. The line of credit bears interest at the bank's prime rate (7% at December 31, 2005) plus 1%, and the outstanding balance at December 31, 2005 and June 30, 2005 was $256,981 and $572,012, respectively.


NOTE 7 - OPERATIONS AND INDUSTRY SEGMENTS

         The Company reports on two segments of business: OEM Medical Equipment Sales and Direct Medical Equipment Sales. The industry segment information corresponds with the Company's different customer and product types and therefore complies with the requirements of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

         In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

                                                                       Three months ended December 31, 2005
                                              --------------------------------------------------------------------------------------
                                                    OEM Medical          Direct Medical
                                                   Equipment Sales       Equipment Sales         Corporate               Total
                                              ----------------------------------------------------------------  --------------------
Domestic revenues                                    $ 2,081,107              $ 189,264                   $--           $ 2,270,371
International revenues                                   216,224                  6,416                    --               222,640
                                              -------------------   --------------------  --------------------  --------------------
Revenues from external customers                       2,297,331                195,680                    --             2,493,011
Intersegment revenues                                     20,046                (20,046)                                         --
Interest expense                                           1,227                     --                15,066                16,293
Income tax expense                                        40,550                 13,574                10,043                64,167
Depreciation and Amortization                             55,364                  1,668                 5,801                62,833
Segment profit                                            76,187                 26,100                19,494               121,781
Goodwill                                                 695,551                     --                    --               695,551
Total segment assets                                   4,095,610                246,134               736,576             5,078,320
Purchases of property and equipment                       70,482                 26,078                 7,500               104,060

                                                                        Three months ended December 31, 2004
                                              --------------------------------------------------------------------------------------
                                                    OEM Medical          Direct Medical
                                                   Equipment Sales       Equipment Sales         Corporate              Totals
                                              ----------------------------------------------------------------  --------------------
Domestic revenues                                    $ 2,121,283              $ 366,059                   $--           $ 2,487,342
International revenues                                    89,193                 19,698                    --               108,891
                                              -------------------   --------------------  --------------------  --------------------
Revenues from external customers                       2,210,476                385,757                                   2,596,233
Intersegment revenues                                     68,495                (68,495)                                          -
Interest expense                                           1,041                     --                15,402                16,443
Income tax expense                                        71,323                 (2,754)              (14,435)               54,134
Depreciation and Amortization                             48,349                  5,232                    60                53,641
Segment profit                                           125,166                 (4,627)              (28,024)               92,515
Goodwill                                                 695,551                     --                    --               695,551
Total segment assets                                   4,336,907                374,866               449,210             5,160,983
Purchase of property and equipment                        85,708                     --                71,403               157,111




                                                                          Six Months Ended December 31, 2005
                                              --------------------------------------------------------------------------------------
                                                    OEM Medical          Direct Medical
                                                   Equipment Sales       Equipment Sales         Corporate               Total
                                              ----------------------------------------------------------------  --------------------
Domestic revenues                                    $ 4,237,120              $ 445,610                   $--           $ 4,682,730
International revenues                                   317,806                 19,304                    --               337,110
                                              -------------------   --------------------  --------------------  --------------------
Revenues from external customers                       4,554,926                464,914                    --             5,019,840
Intersegment revenues                                     61,651                (61,651)                                          -
Interest expense                                           2,267                     --                32,003                34,270
Income tax expense                                       108,714                 45,036                 9,520               163,270
Depreciation and Amortization                            109,489                  2,891                11,176               123,556
Segment profit                                           189,775                 87,371                18,478               295,624
Goodwill                                                 695,551                     --                    --               695,551
Total segment assets                                   4,095,610                246,134               736,576             5,078,320
Purchases of property and equipment                      103,883                 26,078                 7,500               137,461

                                                                       Six months ended December 31, 2004
                                              --------------------------------------------------------------------------------------
                                                 OEM Medical           Direct Medical
                                                 Equipment Sales       Equipment Sales         Corporate               Total
                                              ----------------------------------------------------------------  --------------------
Domestic revenues                                    $ 4,123,443              $ 710,911                   $--           $ 4,834,354
International revenues                                   212,345                 40,753                                     253,098
                                              -------------------   --------------------  --------------------  --------------------
Revenues from external customers                       4,335,788                751,664                                   5,087,452
Intersegment revenues                                    138,545               (138,545)                                         --
Interest expense                                           2,176                                                             29,987
Income tax expense                                       135,460                  2,399               (20,190)              117,669
Depreciation and Amortization                             94,036                  9,156                   120               103,312
Segment profit                                           261,065                  4,030               (39,191)              225,904
Goodwill                                                 695,551                                                            695,551
Total segment assets                                   4,336,907                374,866               449,210             5,160,983
Purchases of property and equipment                      321,754                     --                71,403               393,157

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as "forward looking statements" for the purposes of the safe harbor provided by
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Biotel cautions readers that forward looking statements including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements of Biotel include the accounts of Biotel Inc. and its wholly-owned subsidiaries (collectively, "Biotel"). Significant intercompany accounts and transactions are eliminated in consolidation.

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

         At times Biotel maintains bank deposits in excess of federally insured limit. Management monitors the soundness of these financial institutions and believes Biotel's risk is negligible.

         Biotel sells its products to customers on credit in the ordinary course of business. A customer's credit history is reviewed and must meet certain standards before credit is extended. Biotel establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

         Biotel warrants its products against defects in material and workmanship for 90 days for electromagnetic and ultrasound probes and one year for all other manufactured equipment. An accrual is provided for estimated future claims. Such accruals are based on historical experience and management's estimate of the level of future claims.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

         Biotel's net revenues for the fiscal quarter ended December 31, 2005 were $2,493,000, compared to $2,596,000 for the quarter ended December 31, 2004. This decrease of 4.0% was primarily due to the planned termination of marginal product lines, reducing sales to clinics and hospitals. In the quarters ended December 31, 2005 and 2004, 29% and 43%, respectively, of the Company's revenues were derived from two customers. The loss of either one or both of these customers would have an immediate significant adverse effect on our financial results.

         Gross profit margin was $975,000 for the quarter ended December 31, 2005, 15.6% below the gross profit margin of $1,156,000 in the corresponding period of fiscal 2005. The decrease in gross profit margin was the result of the decrease in direct medical equipment sales, resulting in a gross margin percentage of 39.1% for the three months ended December 31, 2005, versus 44.5% for the three months ended December 31, 2004. Gross profit margin was marginally affected by increases in the cost of sales and services, which rose to $1,518,000 (60.9% of sales) in the second quarter of fiscal 2006 versus $1,440,000 (55.5% of sales) in the second quarter of fiscal 2005.

         Selling, general and administrative expenses decreased to $495,000 (19.8% of sales) for the quarter ended December 31, 2005, compared to $736,000 (28.4% of sales) for the quarter ended December 31, 2004. Biotel has streamlined its management operations, resulting in decreases in selling, general and administrative expenditures. These reductions relate to elimination of executive and sales management positions and the Company's decision to terminate marginally profitable product lines.

         Research and development expenditures for the three months ended December 31, 2005 were $281,000, 9.5% greater than the $256,000 expense in the three months ended December 31, 2004. Biotel is planning additional increases in research and development expenditures during the remainder of fiscal year 2006.

         Interest expense remained at $16,000 for each of the quarters ended December 31, 2005 and 2004. Cash provided by operations allowed Biotel to carry a lower revolving credit line balance, thereby offsetting the increase in interest rates during the period.

         Net earnings for the fiscal quarter ended December 31, 2005 were up 31.6% to $122,000 versus $93,000 in the quarter ended December 31, 2004. Net earnings for the quarter ended December 31, 2005 increased primarily as a result of reductions in expenses as described above.

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

         Biotel's net revenues for the six months ended December 31, 2005 were $5,020,000, 1.3% less than net revenues of $5,087,000 for the six months ended December 31, 2004. Sales to medical corporations increased 5.1% to $4,555,000 for the six months ended December 31, 2005, compared to $4,336,000 for the corresponding period in 2004. In the six months ended December 31, 2005 and 2004, 32% and 39%, respectively, of the Company's revenues were derived from two customers. The loss of either or both of these customers would have an immediate significant adverse effect on our financial results.

         Gross profit margin decreased to $2,012,000 for the first six months of fiscal year 2006, compared to $2,285,000 in the same period of fiscal year 2005. The decrease in gross profit margin was the result of a decrease in direct medical equipment sales, resulting in a gross margin percentage of 40.1% for the six months ended December 31, 2005, versus 44.9% for the six months ended December 31, 2004.

         Selling, general and administrative expenses decreased to $1,019,000 (20.3% of sales) for the six months ended December 31, 2005, compared to $1,403,000 (27.6% of sales) for the six months ended December 31, 2004. The decrease in selling, general and administrative expenditures is the result of Biotel's streamlining its management operations by the elimination of executive and sales management positions and the Company's decision to terminate sales of marginally profitable product lines sold to hospitals and clinics. Selling, general and administrative expenses for the six months ended December 31, 2004 included $60,000 related to contractual obligations paid to the previous owner of Agility for meeting performance milestones.

         Research and development expenditures for the first six months of fiscal 2006 were $502,000, a decrease of 1.3% compared to $508,000 for the first six months of fiscal 2005. While research and development expenditures decreased slightly for the six months ended December 31, 2005, total engineering activity was stable. Biotel is planning a substantial increase in research and development effort during the remainder of fiscal 2006.

         Interest expenses increased to $34,000 for the six months ended December 31, 2005, compared to interest expenses of $30,000 for the six months ended December 31, 2004. Interest expenses increased corresponding to increases in the interest rate.

         Net earnings for the six months ended December 31, 2005 and 2004 were $296,000 and $226,000, respectively. The increase in net earnings for the six months ended December 31, 2005 was primarily due to the decrease in selling, general and administrative expenses.

OFF-BALANCE SHEET ARRANGEMENTS

         Biotel does not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $2,144,000 at December 31, 2005, compared to $1,921,000 at June 30, 2005. Working capital was improved by a reduction in the credit line balance of $257,000 on December 31, 2005, compared to a balance of $572,000 on June 30, 2005.

         Cash and cash equivalents were $189,000 at December 31, 2005, an increase of $172,000 from the balance of $17,000 at June 30, 2005. The ratio of current assets to current liabilities ("current ratio") increased to 2.4 for the period ended December 31, 2005, from 1.9 for the period ended June 30, 2005.

         Accounts receivable decreased to $1,605,000 at December 31, 2005, compared to $2,132,000 at June 30, 2005, as a result of strong collections made in the first six months of fiscal 2006.

         During the six months ended December 31, 2005, $137,000 of capital equipment was purchased, versus $393,000 in the six months ended December 31, 2004. Equipment purchases in connection with the acquisition of Agility were responsible for the higher levels of purchases in fiscal 2005. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

         Inventory decreased to $1,366,000 for the period ended December 31, 2005, compared to $1,468,000 for the period ended June 30, 2005. Inventory fluctuations are a result of fluctuations in revenues and new product introductions. Biotel's subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

         Current liabilities decreased to $1,536,000 at December 31, 2005, compared to $2,166,000 at June 30, 2005. The decrease was primarily a result of the decrease of $315,000 in the revolving line of credit.

         Long term liabilities were reduced to $388,000 at December 31, 2005, compared to $450,000 at June 30, 2005. Payments of existing long term debt and the net effects of the reclassification of portions of long term debt and short term debt reduced long term liabilities by $62,000 in the first six months of fiscal 2006.

         As of December 31, 2005, stockholders' equity had increased to $3,154,000, an increase of 10.3% from $2,858,000 at June 30, 2005. The increase in stockholders' equity was the result of the increase in retained earnings.

         Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

ITEM 3:  CONTROLS AND PROCEDURES

(a) As of December 31, 2005 an evaluation was performed by Biotel's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in Biotel's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.  Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Biotel held its annual meeting of shareholders on November 21, 2005.

         (b) B. Steven Springrose, C. Roger Jones, Stanley N. Bormann, L. John Ankeny, David A. Heiden and Spencer M. Vawter were each elected as directors for a one-year term.

         (c) Set forth below are the matters voted upon at Biotel's annual meeting. All proposals were approved by the shareholders.

            o     Electing L. John Ankney, Stanley N. Bormann, David A. Heiden,
                  C. Roger Jones, B. Steven Springrose and Spencer M. Vawter as a group to the registrant's board of directors:

                  Common shares voting in favor:  1,712,785.

                  Common shares voting to withhold authority:  0.

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS

         Listing of Exhibits:

         10.1     New Office Leases.
         31.1     Certification of Chief Executive Officer.
         31.2     Certification of Chief Financial Officer.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BIOTEL INC.


Date:  February 14, 2005         By  /s/ B. Steven Springrose
                                     ------------------------------------------
                                     Its: Chief Executive Officer and President




Date:  February 14, 2005         By:  /s/ Judy E. Naus
                                     -------------------------------------------
                                     Its: Chief Financial Officer