Form 10QSB
period 2006-03-31
Biotel Inc.
filed 2006-05-15
CIK 1300128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2006

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        COMMISSION FILE NUMBER : 0-50914

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]              No [_]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [_]              No [X]

The number of shares of registrant's common stock, par value $0.01 per share, outstanding as of as of March 31, 2006, was 2,649,827.

Transitional Small Business Disclosure Format (check one):
Yes [_]              No [X]

                                   BIOTEL INC.
                                      INDEX
                                _________________




PART I                                                               Page Number
------                                                               -----------

    ITEM 1:   Financial Information

              Consolidated Balance Sheets - March 31, 2006 and
                June 30, 2005                                              1
              Consolidated Statements of Operations - Three Months
                and Nine Months Ended March 31, 2006 and 2005              2
              Consolidated Statements of Cash Flows - Nine Months
                Ended March 31, 2006 and 2005                              4
              Notes to Consolidated Financial Statements
                (Unaudited)                                                5

   ITEM 2:    Management's Discussion and Analysis                        12
                of Financial Condition and Results of
                Operations

   ITEM 3:    Controls and Procedures                                     16

PART II
-------

   ITEM 2:    Unregistered Sales of Equity Securities and Use
                of Proceeds                                               16
   ITEM 4:    Submission of Matters to a Vote of Security Holders         16
   ITEM 6:    Exhibits                                                    16

   SIGNATURES                                                             17

                                     PART I
                                     ------

ITEM 1:  FINANCIAL INFORMATION

                          BIOTEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,      JUNE 30,
                                                                    2006           2005
                                                                  UNAUDITED      AUDITED
                                                                  ----------   ----------
                              ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                       $   34,605   $   17,045
  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                      2,205,570    2,131,894
    FOR DOUBTFUL ACCOUNTS OF $46,722 AND $70,205
    AT MARCH 31, 2006 AND JUNE 30, 2005, RESPECTIVELY
  INVENTORIES, NET                                                 1,397,493    1,468,439
  DEFERRED TAX ASSET                                                 363,717      363,717
  OTHER CURRENT ASSETS                                               131,773      105,593
                                                                  ----------   ----------

          TOTAL CURRENT ASSETS                                     4,133,158    4,086,688
                                                                  ----------   ----------

PROPERTY, PLANT & EQUIPMENT, NET                                     713,861      651,355
                                                                  ----------   ----------

OTHER ASSETS:
  GOODWILL                                                           695,551      695,551
  OTHER ASSETS                                                        47,371       40,971
                                                                  ----------   ----------

          TOTAL OTHER ASSETS                                         742,922      736,522
                                                                  ----------   ----------

                                                                  $5,589,941   $5,474,565
                                                                  ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING LINE OF CREDIT                                        $  336,618   $  572,012
  CURRENT PORTION OF NOTES PAYABLE                                   218,571      252,645
  TRADE ACCOUNTS PAYABLE                                             467,047      658,040
  ACCRUED PAYROLL AND RELATED LIABILITIES                            185,370      192,871
  DEFERRED SERVICE CONTRACT REVENUE                                  166,004      187,023
  OTHER ACCRUED EXPENSES                                             419,654      212,426
  ACCRUED INCOME TAXES                                               178,442       90,662
                                                                  ----------   ----------

        TOTAL CURRENT LIABILITIES                                  1,971,706    2,165,679

LONG-TERM LIABILITIES:
  NOTES PAYABLE                                                      334,187      450,435
                                                                  ----------   ----------

          TOTAL LIABILITIES                                        2,305,893    2,616,114
                                                                  ----------   ----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.01 STATED VALUE; 10,000,000 SHARES
    AUTHORIZED; 2,649,827 SHARES ISSUED                               26,498       26,498
  ADDITIONAL PAID-IN CAPITAL                                       1,941,324    1,941,324
  RETAINED EARNINGS                                                1,316,226      890,629
                                                                  ----------   ----------

          TOTAL STOCKHOLDERS' EQUITY                               3,284,048    2,858,451
                                                                  ----------   ----------

                                                                  $5,589,941   $5,474,565
                                                                  ==========   ==========

              See notes to consolidated financial statements which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                  FOR THE NINE MONTHS ENDED
                                                          MARCH 31,
                                                   2006               2005
                                                -----------       -----------
SALES AND SERVICES                              $ 7,488,421       $ 7,335,596

COST OF SALES AND SERVICES                        4,399,765         4,129,671
                                                -----------       -----------

GROSS PROFIT                                      3,088,656         3,205,925
                                                -----------       -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES             1,623,806         2,031,428
  RESEARCH AND DEVELOPMENT                          766,906           771,296
                                                -----------       -----------

    TOTAL OPERATING EXPENSES                      2,390,712         2,802,724
                                                -----------       -----------

INCOME FROM OPERATIONS                              697,944           403,201
                                                -----------       -----------

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                  (48,669)          (50,005)
  OTHER INCOME (EXPENSE)                              4,563              (155)
                                                -----------       -----------

    TOTAL OTHER EXPENSE                             (44,106)          (50,160)
                                                -----------       -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                      653,838           353,041

PROVISION FOR INCOME TAXES                          228,241           124,153
                                                -----------       -----------

NET INCOME                                          425,597           228,888

RETAINED EARNINGS
     BEGINNING OF PERIOD                            890,629           446,495
                                                -----------       -----------
     END OF PERIOD                              $ 1,316,226       $   675,383
                                                ===========       ===========
INCOME PER SHARE
     BASIC                                      $      0.16       $      0.09
                                                ===========       ===========
     DILUTED                                    $      0.15       $      0.08
                                                ===========       ===========

              See notes to consolidated financial statements which
               are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2006             2005
                                                  -----------      -----------
SALES AND SERVICES                                $ 2,468,581      $ 2,248,144

COST OF SALES AND SERVICES                          1,391,191        1,327,656
                                                  -----------      -----------

GROSS PROFIT                                        1,077,390          920,488
                                                  -----------      -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                 605,126          628,119
  RESEARCH AND DEVELOPMENT                            265,238          262,831
                                                  -----------      -----------

    TOTAL OPERATING EXPENSES                          870,364          890,950
                                                  -----------      -----------

INCOME FROM OPERATIONS                                207,026           29,538
                                                  -----------      -----------

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                    (14,399)         (20,019)
  OTHER INCOME (EXPENSE)                                2,317              (50)
                                                  -----------      -----------

    TOTAL OTHER EXPENSE                               (12,082)         (20,069)
                                                  -----------      -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                        194,944            9,469

PROVISION FOR INCOME TAXES                             64,971            6,485
                                                  -----------      -----------

NET INCOME                                            129,973            2,984

RETAINED EARNINGS
     BEGINNING OF PERIOD                            1,186,253          672,399
                                                  -----------      -----------
     END OF PERIOD                                $ 1,316,226      $   675,383
                                                  ===========      ===========
INCOME PER SHARE
     BASIC                                        $      0.05      $      --
                                                  ===========      ===========
     DILUTED                                      $      0.05      $      --
                                                  ===========      ===========

              See notes to consolidated financial statements which
               are an integral part of these financial statements.

                                   BIOTEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                             FOR THE NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                2006            2005
                                                                             ---------       ---------
OPERATING ACTIVITIES
      NET INCOME                                                             $ 425,597       $ 228,888
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES
           DEPRECIATION AND AMORTIZATION                                       192,382         165,449
           DEFERRED INCOME TAX                                                    --            50,669
           DECREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS                         (23,483)        (10,332)
           INCREASE IN INVENTORY VALUATION ALLOWANCE                            68,781          15,046
           GAIN ON DISPOSAL OF FIXED ASSETS                                     (2,350)           --
           CHANGES IN DEFERRED AND ACCRUED AMOUNTS
                TRADE ACCOUNTS RECEIVABLE                                      (55,268)        (63,154)
                PREPAID EXPENSES                                               (21,105)        (91,341)
                INVENTORIES                                                      2,165        (232,558)
                OTHER ASSETS                                                   (12,400)        (14,000)
                TRADE ACCOUNTS PAYABLE                                        (190,993)       (179,393)
                ACCRUED PAYROLL AND RELATED LIABILITIES                         (7,501)        (44,297)
                OTHER ACCRUED EXPENSES                                         207,228         (12,139)
                DEFERRED SERVICE CONTRACT REVENUE                              (21,019)        (11,466)
                INCOME TAXES PAYABLE                                            87,780         (99,716)
                                                                             ---------       ---------

                     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      649,814        (298,344)
                                                                             ---------       ---------

INVESTING ACTIVITIES
      PURCHASES OF PROPERTY AND EQUIPMENT                                     (260,488)       (492,487)
      PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                              13,950            --
                                                                             ---------       ---------

                     NET CASH USED FOR INVESTING ACTIVITIES                   (246,538)       (492,487)
                                                                             ---------       ---------

FINANCING ACTIVITIES
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                    29,875
      NET CHANGE ON LINE OF CREDIT                                            (235,394)        833,769
      PAYMENTS OF LONG-TERM DEBT                                              (150,322)       (150,869)
                                                                             ---------       ---------

                     NET CASH PROVIDED FOR (USED FOR) FINANCING ACTIVITIES    (385,716)        712,775
                                                                             ---------       ---------

                     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       17,560         (78,056)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2005 AND 2004                          17,045         118,118
                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2006 AND 2005                      $  34,605       $  40,062
                                                                             =========       =========

                 See notes to consolidated financial statements
            which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


NOTE 2 - INVENTORIES
--------------------

         As of March 31, 2005 and June 30, 2005, inventories consist of the following:

                                              MARCH 31,      JUNE 30,
                                                2006           2005
                                             -----------    -----------
   Raw materials and supplies                $ 1,404,192    $ 1,332,661
   Work in process                                     0         67,243
   Finished Goods                                381,933        376,630
   Evaluation units and replacements              10,136         21,892
                                             -----------    -----------

                                               1,796,261      1,798,426
   Valuation Allowance                          (398,768)      (329,987)
                                             -----------    -----------

                                             $ 1,397,493    $ 1,468,439
                                             ===========    ===========


NOTE 3 - WARRANTY RESERVE
-------------------------

         The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2006 and June 30, 2005, the warranty reserve totaled $99,171 and $79,062, respectively, and this amount is included in Other Liabilities. The following is a reconciliation of the aggregate warranty liability as of March 31, 2006:

-------------------------------------

         Balance, June 30, 2005                             $ 79,062

         Claims Paid                                         (62,139)
         Additional warranties issued and revisions in
             estimates of previously issued warranties        82,248
                                                            --------

         Balance, March 31, 2006                            $ 99,171
                                                            ========


NOTE 4 - STOCK OPTIONS
----------------------

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

         SFAS No. 123 pro forma amounts are as follows for the three months ended March 31, 2006 and 2005:

                                                        March 31,   March 31,
                                                          2006         2005
                                                       -----------  ---------
         Net income, as reported                       $   129,973   $ 2,984
         Less:  Total stock-based employee
         compensation expense determined under
         fair-value based method for all
         awards, net of related tax effects                      0     4,100
                                                       -----------   -------

         Pro forma net income                              129,973    (1,116)

         Pro forma basic income per share              $      0.05   $  --

         Pro forma diluted income per share            $      0.05   $  --

         Basic income per share, as reported           $      0.05   $  --

         Diluted income per share, as reported         $      0.05   $  --

         SFAS No. 123 pro forma amounts are as follows for the nine months ended March 31, 2006 and 2005:

                                                  March 31,     March 31,
                                                    2006          2005
                                                 -----------   -----------
         Net income, as reported                 $   425,597   $   228,888
         Less:  Total stock-based employee
         compensation expense determined under
         fair-value based method for all
         awards, net of related tax effect            58,762        77,268
                                                 -----------   -----------

         Pro forma net income                        366,835       151,620

         Pro forma basic income per share        $      0.14   $      0.06

         Pro forma diluted income per share      $      0.13   $      0.05

         Basic income per share, as reported     $      0.16   $      0.09

         Diluted income per share, as reported   $      0.15   $      0.08


         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the nine months ending March 31, 2006 and 2005: risk-free interest rate based on date of issuance of 3.72% to 4.32%, no expected dividends, a volatility factor of 74.79 to 229.35, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%. Using these assumptions, the total value of the stock options and rights to receive stock granted during the nine months ended March 31, 2006 and 2005, to be recognized over the vesting period was approximately $19,000 and $290,000, respectively.

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

         Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2006 and 2005, Biotel Inc. had 358,000 and 446,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 3.11 years. No options were exercised during the three months ended March 31, 2006 and 6,000 options were exercised during the three months ended March 31, 2005. No options were exercised during the nine months ended March 31, 2006, and 73,000 options were exercised during the nine months ended March 31, 2005. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

         A summary of the activity under the Company's plan is as follows:

                                               OUTSTANDING           EXERCISABLE
                                            -------------------   -------------------
                                                       WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE
                                 SHARES      NUMBER    EXERCISE    NUMBER    EXERCISE
                                AVAILABLE   OF SHARES   PRICE     OF SHARES   PRICE
-------------------------------------------------------------------------------------
Balance at June 30, 2004         324,000     326,000    $0.6125    224,000   $0.5329

Granted                         (205,000)    205,000

Balance at September 30, 2004    119,000     531,000    $1.1500    312,250   $0.8070
                                ====================================================

Exercised                         67,000     (67,000)
Expired                           12,000     (12,000)

Balance at December 31, 2004     198,000     452,000    $1.2800    246,250   $0.9420
                                ====================================================

Exercised                          6,000      (6,000)

Balance at March 31, 2005        204,000     446,000    $1.2864    240,250   $0.9501
                                ====================================================

Expired                           92,000     (92,000)

Balance at June 30, 2005         296,000     354,000    $1.1379    185,750   $0.9040
                                ====================================================

Balance at September 30, 2005    296,000     354,000    $1.2641    274,500   $1.1181
                                ====================================================

Granted                          (10,000)     10,000
Expired                            6,000      (6,000)

Balance at December 31, 2005     292,000     358,000    $1.2577    245,000   $1.1090
                                ====================================================

Balance at March 31, 2006        292,000     358,000    $1.2577    245,000   $1.1090
                                ====================================================

NOTE 5 - EARNINGS PER SHARE OF COMMON STOCK
-------------------------------------------

         The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2006 was 2,649,827 and 2,746,853, respectively, and for the three months ended March 31, 2005, was 2,648,960 and 2,949,240, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2006 was 2,649,827 and 2,763,427, respectively, and for the nine months ended March 31, 2005, was 2,609,889 and 2,861,710, respectively.


NOTE 6 - LINE OF CREDIT
-----------------------

         On December 3, 2005 the Company's $1,250,000 line of credit was extended until November 3, 2006. The line of credit bears interest at the bank's prime rate (7.5% at March 31, 2006) plus 1%, and the outstanding balance at March 31, 2006 and June 30, 2005 was $336,618 and $572,012, respectively.


NOTE 7 - OPERATIONS AND INDUSTRY SEGMENTS
-----------------------------------------

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

                                                      THREE MONTHS ENDED MARCH 31, 2006
                                   -----------------------------------------------------------------------
                                     OEM MEDICAL       DIRECT MEDICAL
                                   EQUIPMENT SALES     EQUIPMENT SALES       CORPORATE             TOTAL
                                   ---------------     ---------------       ----------         ----------
Domestic revenues                     $2,032,501         $  237,029          $     --           $2,269,530
International revenues                   163,474             35,577                --              199,051
                                      ----------         ----------          ----------         ----------
Revenues from external customers       2,195,975            272,606                --            2,468,581
Intersegment revenues                     47,224            (47,224)               --
Interest expense                           1,227               --                13,172             14,399
Income tax expense                        34,751             29,513                 707             64,971
Depreciation and Amortization             60,318              2,462               6,017             68,797
Segment profit                            70,078             58,521               1,374            129,973
Goodwill                                 695,551               --                  --              695,551
Total segment assets                   4,834,890            203,942             551,109          5,589,941
Purchases of property and equipment      123,289               --                  --              123,289

                                                     THREE MONTHS ENDED MARCH 31, 2005
                                   -----------------------------------------------------------------------
                                     OEM MEDICAL       DIRECT MEDICAL
                                   EQUIPMENT SALES     EQUIPMENT SALES       CORPORATE             TOTAL
                                   ---------------     ---------------       ----------         ----------
Domestic revenues                    $1,906,031         $  238,647          $     --           $2,144,678
International revenues                   79,207             24,259                --              103,466
                                     ----------         ----------          ----------         ----------
Revenues from external customers      1,985,238            262,906                              2,248,144
Intersegment revenues                    67,688            (67,688)                                  --
Interest expense                          1,041               --                18,978             20,019
Income tax expense                        9,713            (16,329)             13,101              6,485
Depreciation and Amortization            56,411              3,924               1,803             62,138
Segment profit                            2,911            (25,361)             25,434              2,984
Goodwill                                695,551               --                  --              695,551
Total segment assets                  4,355,871            300,967             486,468          5,143,306
Purchase of property and equipment       97,330              1,501              20,927            119,758





                                                      NINE MONTHS ENDED MARCH 31, 2006
                                   -----------------------------------------------------------------------
                                     OEM MEDICAL       DIRECT MEDICAL
                                   EQUIPMENT SALES     EQUIPMENT SALES       CORPORATE             TOTAL
                                   ---------------     ---------------       ----------         ----------
Domestic revenues                     $6,269,621         $  682,639          $     --           $6,952,260
International revenues                   481,280             54,881                --              536,161
                                      ----------         ----------          ----------         ----------
Revenues from external customers       6,750,901            737,520                --            7,488,421
Intersegment revenues                    155,005           (155,005)                                  --
Interest expense                           3,494               --                45,175             48,669
Income tax expense                       143,465             74,549              10,227            228,241
Depreciation and Amortization            169,805              5,385              17,192            192,382
Segment profit                           259,853            145,892              19,852            425,597
Goodwill                                 695,551               --                  --              695,551
Total segment assets                   4,834,890            203,942             551,109          5,589,941
Purchases of property and equipment      226,910             26,078               7,500            260,488

                                                      NINE MONTHS ENDED MARCH 31, 2005
                                   -----------------------------------------------------------------------
                                     OEM MEDICAL       DIRECT MEDICAL
                                   EQUIPMENT SALES     EQUIPMENT SALES       CORPORATE             TOTAL
                                   ---------------     ---------------       ----------         ----------
Domestic revenues                     $ 5,964,032        $   949,558         $     --          $ 6,913,590
International revenues                    356,994             65,012                               422,006
                                      -----------        -----------         ----------        -----------
Revenues from external customers        6,321,026          1,014,570                             7,335,596
Intersegment revenues                     206,233           (206,233)                                 --
Interest expense                            3,216               --               46,789             50,005
Income tax expense                        145,173            (13,930)            (7,090)           124,153
Depreciation and Amortization             150,446             13,080              1,923            165,449
Segment profit                            263,977            (21,331)           (13,758)           228,888
Goodwill                                  695,551                                                  695,551
Total segment assets                    4,355,871            300,967            486,468          5,143,306
Purchases of property and equipment       398,655              1,501             92,331            492,487


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         During March, 2006, the Company entered into a five-year lease agreement for office and warehouse space, which will require initial monthly payments of $8,297 beginning September, 2006. The Company's future minimum payments under this operating lease are as follows:


             2006               $ 33,188
             2007                100,716
             2008                104,176
             2009                107,640
             2010                111,100
             2011                 75,608

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         Biotel's net revenues for the fiscal quarter ended March 31, 2006 were $2,469,000, compared to $2,248,000 for the quarter ended March 31, 2005. This increase of 9.8% was primarily due to increases in OEM Medical Equipment sales. In the quarters ended March 31, 2006 and 2005, 41% and 40%, respectively, of the Company's revenues were derived from two customers. The loss of either one or both of these customers would have an immediate significant adverse effect on our financial results.

         Gross profit margin was $1,077,000 for the quarter ended March 31, 2006, 17.1% above the gross profit margin of $920,000 in the corresponding period of fiscal 2005. The increase in gross profit margin was the result of the increase in sales and cost control efforts, resulting in a gross margin percentage of 43.6% for the three months ended March 31, 2006, versus 40.9% for the three months ended March 31, 2005. Gross profit margin was marginally affected by increases in the cost of sales and services, which rose to $1,391,000 (56.4% of sales) in the third quarter of fiscal 2006 versus $1,328,000 (59.1% of sales) in the third quarter of fiscal 2005.

         Selling, general and administrative expenses decreased to $605,000 (24.5% of sales) for the quarter ended March 31, 2006, compared to $628,000 (27.9% of sales) for the quarter ended March 31, 2005. Biotel has streamlined its management operations, resulting in decreases in selling, general and administrative expenditures. These reductions relate to elimination of executive and sales management positions and the Company's decision to terminate marginally profitable product lines.

         Research and development expenditures for the three months ended March 31, 2006 were $265,000, compared to the $263,000 expense in the three months ended March 31, 2005. Biotel is planning increases in research and development expenditures during the remainder of fiscal year 2006.

         Interest expense was $14,000 for the quarter ended March 31, 2006, versus $20,000 for the quarter ended March 31, 2005. Cash provided by operations allowed Biotel to carry a lower revolving credit line balance, thereby offsetting the increase in interest rates during the period.

         Net earnings for the fiscal quarter ended March 31, 2006 improved to $130,000 versus $3,000 for the quarter ended March 31, 2005. Net earnings for the quarter ended March 31, 2006 increased primarily as a result of improved gross margin and reductions in expenses as described above.

NINE MONTHS ENDED MARCH 31, 2006 AND 2005

         Biotel's net revenues for the nine months ended March 31, 2006 were $7,488,000, 2.1% greater than net revenues of $7,336,000 for the nine months ended March 31, 2005. Sales to medical corporations increased 6.8% to $6,751,000 for the nine months ended March 31, 2006, compared to $6,321,000 for the corresponding period in 2005. In the nine months ended March 31, 2006 and 2005, 37% and 39%, respectively, of the Company's revenues were derived from two customers. The loss of either or both of these customers would have an immediate significant adverse effect on our financial results.

         Gross profit margin decreased to $3,089,000 for the first nine months of fiscal year 2006, compared to $3,206,000 in the same period of fiscal year 2005. The decrease in gross profit margin was the result of a decrease in direct medical equipment sales, resulting in a gross margin percentage of 41.3% for the nine months ended March 31, 2006, versus 43.7% for the nine months ended March 31, 2005.

         Selling, general and administrative expenses decreased to $1,624,000 (21.7% of sales) for the nine months ended March 31, 2006, compared to $2,031,000 (27.7% of sales) for the nine months ended March 31, 2005. The decrease in selling, general and administrative expenditures is the result of Biotel's streamlining its management operations by the elimination of executive and sales management positions and the Company's decision to terminate sales of marginally profitable product lines sold to hospitals and clinics. Selling, general and administrative expenses included $50,000 for the nine months ended March 31, 2006 and $60,000 for the nine months ended March 31, 2005 related to contractual obligations paid to the previous owner of Agility for meeting performance milestones.

         Research and development expenditures for the first nine months of fiscal 2006 were $767,000, a slight decrease compared to $771,000 for the first nine months of fiscal 2005. While research and development expenditures decreased slightly for the nine months ended March 31, 2006, total engineering activity was stable. Biotel is planning an increase in research and development effort during the remainder of fiscal 2006.

         Interest expenses decreased to $49,000 for the nine months ended March 31, 2006, compared to interest expenses of $50,000 for the nine months ended March 31, 2005. Cash provided by operations allowed Biotel to carry a lower revolving credit line balance, thereby offsetting the increase in interest rates during the period.

         Net earnings for the nine months ended March 31, 2006 and 2005 were $426,000 and $229,000, respectively. The increase in net earnings for the nine months ended March 31, 2006 was primarily due to the decrease in selling, general and administrative expenses.

OFF-BALANCE SHEET ARRANGEMENTS

         Biotel does not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $2,161,000 at March 31, 2006, compared to $1,921,000 at June 30, 2005. Working capital was improved by a reduction in the credit line balance to $337,000 on March 31, 2006, compared to a balance of $572,000 on June 30, 2005.

         Cash and cash equivalents were $35,000 at March 31, 2006, an increase of $18,000 from the balance of $17,000 at June 30, 2005. The ratio of current assets to current liabilities ("current ratio") increased to 2.1 at March 31, 2006, from 1.9 at June 30, 2005.

         Accounts receivable increased to $2,206,000 at March 31, 2006, compared to $2,132,000 at June 30, 2005, as a result of strong sales in the third quarter of fiscal 2006.

         During the nine months ended March 31, 2006, $260,000 of capital equipment was purchased, versus $492,000 in the nine months ended March 31, 2005. Equipment purchases in connection with the acquisition of Agility were responsible for the higher levels of purchases in fiscal 2005. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

         Inventory decreased to $1,397,000 for the period ended March 31, 2006, compared to $1,468,000 for the period ended June 30, 2005. Inventory fluctuations are a result of fluctuations in revenues and new product introductions. Biotel's subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

         Current liabilities decreased to $1,972,000 at March 31, 2006, compared to $2,166,000 at June 30, 2005. The decrease was primarily a result of the decrease of $235,000 in the revolving line of credit.

         Long term liabilities were reduced to $334,000 at March 31, 2006, compared to $450,000 at June 30, 2005. Payments of existing long term debt and the net effects of the reclassification of portions of long term debt and short term debt reduced long term liabilities by $116,000 in the first nine months of fiscal 2006.

         As of March 31, 2006, stockholders' equity had increased to $3,284,000, an increase of 14.9% from $2,858,000 at June 30, 2005. The increase in stockholders' equity was the result of the increase in retained earnings.

         Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

ITEM 3:  CONTROLS AND PROCEDURES

(a) As of March 31, 2006 an evaluation was performed by Biotel's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in Biotel's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART II
                                     -------

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


                                         BIOTEL INC.


Date:  May 12, 2006                      By /s/ B. Steven Springrose
                                            ------------------------------------
                                            Its:  Chief Executive Officer
                                                  and President




Date:  May 12, 2006                      By: /s/ Judy E. Naus
                                            ------------------------------------
                                            Its:  Chief Financial Officer