Form 10KSB
period 2006-06-30
Biotel Inc.
filed 2006-09-28
CIK 1300128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                           COMMISSION FILE NO. 0-50914
                              ____________________

                                   BIOTEL INC.
                 (Name of Small business Issuer in its Charter)

           MINNESOTA                                             41-1427114
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1285 CORPORATE CENTER DRIVE, SUITE 150, EAGAN, MN                  55121
(Address of principal executive offices)                         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (651) 286-8620

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Issuer's revenues for fiscal year ended June 30, 2006 were $10,223,332.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2006 was approximately $2,708,011.

     The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of June 30, 2006 was 2,649,827.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the 2006 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

   Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Biotel Inc. is a Minnesota corporation that was incorporated in 1982. From 1982 to 1998, Biotel developed and marketed digital Holter recorders and software. Since 1998 we have conducted business as a non-operating holding company through wholly-owned subsidiaries. The businesses of our subsidiaries consist of developing, manufacturing, testing and marketing medical devices and related software as described below:

     o Braemar, Inc. is a North Carolina corporation based in Eagan, Minnesota. Braemar designs, manufactures and services non-invasive medical and other specialized monitoring products and fluid transport, flow measurement and ultrasound products for original equipment manufacturers ("OEMs"). Braemar was incorporated in 1997 and became a wholly-owned subsidiary of Biotel in 1998 through a series of merger and acquisition transactions. Effective July 1, 2006, Braemar acquired the assets of our Carolina Medical, Inc. subsidiary.

     o Until July 1, 2006, the Company's King, North Carolina facility operated as Carolina Medical, Inc., a Minnesota corporation. This business designs, manufactures and services fluid transport, flow measurement and ultrasound products for OEMs. Carolina Medical was incorporated in 1959 and became a wholly owned subsidiary of Biotel in 1998 through a series of merger transactions. Effective July 1, 2006, the assets of Carolina Medical were acquired by our subsidiary, Braemar, Inc.

     o Advanced Biosensor Inc. is a Delaware corporation. Advanced Biosensor sells maintenance services, Holter recorders, Holter diagnostic software and Holter supplies to medical clinics and hospitals and their patients. In September, 2005 Advanced Biosensor abandoned development and sales activities on Holter diagnostic software technology of its own development, and began supplying software upgrades using software provided by others. Advanced Biosensor, which was incorporated in 1998, began operations in 1999 as a result of the roll-up of assets and operations of three companies.

     o Agility Centralized Research Services, Inc. is a Minnesota corporation. Agility provides seven-day/24-hour electrocardiogram ("ECG") data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials. Biotel purchased the assets comprising Agility's business in July 2004.

         When we use the terms "we," "us," "our" or similar words, unless the context otherwise requires, we are referring to Biotel and its subsidiaries. Biotel's principal executive offices are located at 1285 Corporate Center Drive, Suite 150, Eagan, Minnesota 55121, and its telephone number is (651) 286-8620. Biotel's Internet website address is www.biotelinc.com.

INVESTMENT CONSIDERATIONS

         Investors should consider all of the information contained in this report including the factors discussed under Item 1 - Description of Business - Factors That May Affect Future Results, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7 - Financial Statements, before making an investment decision with regard to our securities.

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

PRODUCTS AND SERVICES

         Biotel's development, manufacturing and marketing of medical devices falls into two business segments - sales and service to medical corporations and sales and service to clinics and hospitals. Two of our wholly-owned subsidiaries (Braemar and Agility) design, manufacture, test and sell medical devices and services primarily to medical corporations. Our other subsidiary (Advanced Biosensor) sells products and services to clinics and hospitals. Approximately 20% of our revenue is derived from servicing and repairing products, including providing spare parts.

Sales to Medical Corporations
-----------------------------

         BRAEMAR, INC.: Braemar develops and manufactures specialty type medical devices marketed through OEM channels. Braemar's primary product line consists of Holter recorders, which allow physicians to monitor and analyze a patient's heart activity over a continuous period without the need for hospitalization. A Holter recorder is a portable, battery-powered diagnostic device that monitors heart functions, including electrocardiogram readings, over a continuous time period (typically 24 to 48 hours). Data is downloaded for analysis via a USB link or over the Internet. This product is named after its inventor.

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

         Braemar's devices are used as components in the product lines of its customers and typically are manufactured to customer specifications and carry the customers' private labels. In addition to competition from OEM suppliers, Braemar's customers and prospective customers may elect to manufacture their own devices as an alternative to purchasing the products from Braemar (or other OEM suppliers). Braemar attempts to differentiate itself from its competitors, as well as dissuade its customers from producing the devices themselves, by stressing a combination of quality, cost effectiveness, and its ability to develop products quickly. Braemar sees continued future growth in digital battery powered cardiac devices, such as Holter recorders and cardiac event recorders, including opportunities to integrate wireless technology for recording, storing and sharing data.

         Braemar is a registered device manufacturer with the United States Food and Drug Administration ("FDA") and is required to meet the agency's Quality System Regulation. Braemar's Eagan, Minnesota manufacturing facility is certified to and meets ISO 9001:2000, ISO 13485:2003 and EN46001 standards.

         CAROLINA MEDICAL, INC.: Until July 1, 2006, the Company's King, North Carolina facility operated as Carolina Medical. This business develops, manufactures and services OEM components for fluid transport, flow measurement and ultrasound medical devices. Its leading products are used in the liposuction and cosmetic surgery industry, including pump components, tissue separators and fluid infiltration devices and in electromagnetic blood flow and blood pressure instruments, including blood flow sensors used in heart pumps.

         Effective July 1, 2006, Braemar acquired the assets of Carolina Medical. The King, North Carolina manufacturing facility is certified to and meets ISO 9001:2000, ISO 13485:2003 and EN46001 standards.

Sales to Clinics and Hospitals
------------------------------

         ADVANCED BIOSENSOR INC.: Advanced Biosensor, based in Columbia, South Carolina, is a manufacturer of PC-based diagnostic monitoring products marketed to clinics and hospitals. Its primary products are maintenance services for Holter devices, Holter recorders supplied by Braemar, Holter diagnostic software supplied by other vendors and Holter supplies.

MARKETING AND SALES

         Approximately 90% of Biotel's revenues for fiscal 2006 were derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 7.3% of our revenues during the year ended June 30, 2006.

Sales to Medical Corporations
-----------------------------

         Braemar manufacture products for use in OEM-manufactured medical devices. OEM sales traditionally results in lower selling expenses due to fewer customers and fewer sales-related employees and independent representatives. However, gross margins are lower for OEM sales and the customer base is highly concentrated. Agility markets its products to pharmaceutical companies, medical device manufacturers, and contract research and academic research organizations.

Sales to Clinics and Hospitals
------------------------------

         Advanced Biosensor markets it products to clinic and hospital end-users. It relies primarily on telemarketing and leads generated from existing customers. At September 1, 2005 Advanced Biosensor abandoned marginal sales activity involving the distribution of the Advanced Biosensor Holter diagnostic software platform to hospitals and clinics. We estimate that discontinuing the distribution of the diagnostic software platform to hospitals and clinics reduced fiscal 2006 revenues by approximately $300,000.

SIGNIFICANT CUSTOMERS

         One major customer, accounted for approximately 27% and 26% of Biotel's consolidated revenues for the fiscal years ended June 30, 2006 and 2005, respectively. Biotel performs OEM manufacturing for that customer under a September 2003 OEM Purchase Agreement. The agreement's initial term expires in September 2006, but it may be renewed by either party for two additional one-year periods. Either party may terminate the agreement with 60 days notice prior to the expiration of the initial term or, if applicable, a renewal period, or upon the uncured breach of the agreement by the other party.

         A second OEM customer accounted for 10% and 11% of Biotel's consolidated revenues for fiscal years ended June 30, 2006 and 2005, respectively. Biotel performs OEM manufacturing for that customer under an OEM Supply and Purchase Agreement. The initial agreement was in effective until December 2006 with automatic one-year renewals unless terminated by either Party with 180 days prior written notice. The agreement has automatically renewed to December 2007.

         A third OEM customer accounted for 6% and 11% of Biotel's consolidated revenues for fiscal years ended June 30, 2006 and 2005, respectively. Biotel does not have a contract with this customer. Instead, manufacturing projects are undertaken by Biotel in response to individual purchase orders.

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

         Braemar faces competition in its Holter recorder business from small private companies that produce OEM Holter recorders such as Datrix Corporation. In Braemar's event recorder business, it faces competition including Instromedix, Inc., a division of Card Guard Technologies, Inc. In its component business for flow transport, flow measurement and ultrasound medical devices it faces competition from other companies, such as HEI, Inc. and Plexus Corp., each of which manufacture devices for medical companies. Agility's primary competitors include eResearch Technology, Inc. and Biomedical Systems.

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

RESEARCH AND DEVELOPMENT

         Our aggregate research and development expenses during the fiscal years ended June 30, 2006 and 2005 amounted to approximately $1.2 million and $1.0 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

EMPLOYEES

         As of August 31, 2006, we had 52 employees. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by company:

                                                            Sales to Clinics
                                                          ---------------------
                             Sales to Medical Companies       And Hospitals
                             --------------------------   ---------------------
Manufacturing/R&D                        33                         2
Sales and Marketing                       5                         1
General and Administrative               10                         1
                             --------------------------   ---------------------
Total                                    48                         4
                             ==========================   =====================

         As the holding company for the subsidiaries, Biotel has a full time Chief Executive Officer and a Chief Financial Officer who also serves as the Chief Financial Officer and Vice President of Braemar.

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

         In June, 2006 Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners' property located in King, North Carolina. In the Agreement, King Investment Partners acknowledges full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property. In connection with the Agreement, Carolina Medical paid King Investment Partners $45,000. Also in June, 2006, Biotel notified the State of Minnesota of its Intention to Dissolve Carolina Medical, Inc., a Minnesota Corporation.

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

PRODUCT WARRANTIES AND SERVICE

         We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to one year. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2006 and 2005, our provision for warranty services was $97,471 and $79,062, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience, management's estimates of future claims and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates and actual experience that can be different than our expectations.

GOVERNMENT AND OTHER REGULATION

         Biotel's manufacturing subsidiaries, Braemar, Carolina Medical and Advanced Biosensor, are registered device manufacturers with the United States Food and Drug Administration (the "FDA"). The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to many of the products that are outsourced to us for manufacture.

         The Act and the regulations include requirements that manufacturers of medical products and devices register with and furnish lists of products and devices manufactured by them to the FDA. Prior to marketing a medical product or device, the FDA requires the company selling the product or device to obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. Braemar and Advanced Biosensor have registered with the FDA and have obtained FDA clearance for those products and devices requiring clearance.

         Braemar and Advanced Biosensor's procedures and records are also subject to ongoing review by the FDA from time to time, pursuant to the FDA's Quality System Regulation ("QSR"). The QSR for medical devices sets forth standards for the design and manufacturing processes that requires Braemar to maintain certain records and provides for unscheduled inspection of its facilities.

         There are also certain requirements of other federal laws and of state, local and foreign governments, which may apply to the manufacture and marketing of our OEM and other products and services. In addition, European Community regulations also apply to products that are offered in European markets. Biotel's OEM products are marketed in European markets and are subject to these regulations, and Biotel or its customers are required to complete testing programs prior to selling medical devices in the European Community. Biotel development and manufacturing divisions conduct planned periodic quality assessment in conjunction with European Community medical device regulations and are regularly inspected by authorized bodies. Biotel companies have met or exceeded the necessary quality system programs to permit distribution in the European Community, whether for its products or certain of its customers' products.

         The ISO 9000 series of quality management and quality assurance standards has been adopted by over 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality system standard used by companies providing design, development, manufacturing, installation and servicing. Biotel's quality systems are ISO 9001, ISO 13485 and EN 46001 certified.

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

MANAGEMENT

         Executive officers of Biotel are as follows:

NAME                    AGE  POSITION
----                    ---  --------

B. Steven Springrose...  57  Chief Executive Officer of Biotel; Chief Executive
                             Officer of Advanced Biosensor, Carolina Medical and Agility Centralized Research Services

Harold A. Strandquist..  57  President of Braemar

Judy E. Naus...........  61  Chief Financial Officer of Biotel; Vice President
                             and Chief Financial Officer of Braemar

         B. STEVEN SPRINGROSE has served as Biotel's President and Chief Executive Officer since July 2003, as Secretary since 1982, and as a director since 1982. Mr. Springrose also serves as Carolina Medical's, Advanced Biosensor's and Agility's Chief Executive Officer. Mr. Springrose was employed in a management position with Biotel from 1982 through 1998 and in a management position with Braemar, Inc. from January 1999 to November 1999. Mr. Springrose served as an independent contractor with pacemaker sales from 2000 to 2004. Mr. Springrose earned his bachelor of science degree from the University of Minnesota and a master of science degree from Washington University in St. Louis, Missouri, in biomedical engineering. He also earned an MBA from the University of St. Thomas, and holds three patents.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         TWO CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES. One major customer accounted for 26.9% and 26.3% of our consolidated revenues in the fiscal years ended June 30, 2006 and 2005, respectively, and this customer will likely account for a significant percentage of our revenues during 2007. Another customer accounted for 10.0% and 11.4% of our consolidated revenues for fiscal years end June 30, 2006 and 2005, respectively, and will likely account for a significant percentage of our revenues during 2007. Both major customers are established corporations with over $250 million in revenues. Because these customers are not required to purchase any minimum amount of products from us, or any products at all, there is no assurance that we will be able to retain these major customers or continue to maintain the levels of sales to them. The loss of or reduction in demand for our products from a major customer could have a material adverse effect on operating results and cash flow from operations.

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

         OUR INABILITY TO COMPETE WITH OTHER MANUFACTURERS IN THE MEDICAL DEVICE INDUSTRY COULD HARM OUR BUSINESS. The market for medical devices is highly competitive. Each of our subsidiary businesses compete with at least one major competitor. In addition, our OEM customers represent potential competition, in that one or more may decide not to outsource the design and manufacture of some or all components used in their products. We are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specialty needs. Some of our competitors are significantly larger and have greater resources, financial and other, than we do. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on our business.

         IF WE FAIL TO ACHIEVE AND MAINTAIN THE HIGH MANUFACTURING STANDARDS THAT OUR PRODUCTS AND SERVICES REQUIRE, OUR BUSINESS COULD SUFFER. Our products and services require precise, high quality manufacturing. Our failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, design defects or component failures, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

         FAILURE TO PROTECT OUR TRADE SECRETS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY AND KNOW-HOW COULD PUT US AT A COMPETITIVE DISADVANTAGE. Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to our current products and those under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with certain of our employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We do not have confidentiality agreements with all of our employees, consultants and third-parties, and cannot assure that the confidentiality agreements that are in place with our employees, consultants and third parties will not be breached, that we will have adequate remedies for a breach, or that our trade secrets will not become known to or be independently developed by our competitors. Although we are not currently aware of any parties currently intending to pursue any infringement claims against us, the loss of trade secret protection for technologies or know-how could adversely affect our business prospects.

         Companies in the medical device industry typically obtain patents and frequently engage in substantial intellectual property litigation. Our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Patent litigation could be costly, result in product development delays and divert the efforts and attention of management from our business. We do not have any pending infringement claims against us, nor are we aware that any parties intend to pursue any infringement claims in the future.

         PRODUCT LIABILITY CLAIMS COULD DAMAGE OUR REPUTATION AND HURT OUR FINANCIAL RESULTS. The use of medical products, even after regulatory approval, poses an inherent risk of product liability claims. We maintain limited product liability insurance coverage of $1,000,000 per occurrence and $2,000,000 of general aggregate liability, subject to deductibles and exclusions. Although we believe our present insurance coverage is adequate, we cannot be sure that product liability insurance will be available in the future or will be available on acceptable terms or at reasonable costs, or that such insurance will provide us with adequate coverage against potential liabilities. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain physician endorsement of our products or expand our business. If we have to pay product liability claims in excess of our insurance coverage, our financial condition could be adversely affected.

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

         IF OUR SUPPLIERS CANNOT PROVIDE THE COMPONENTS WE REQUIRE, OUR ABILITY TO MANUFACTURE OUR PRODUCTS COULD BE HARMED. We rely on third party suppliers to provide us with certain components used in our products. These and other supply factors could make it more difficult for us to effectively and efficiently manufacture our products and could adversely impact our results of operations. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to test fully certain components, such as components on circuit boards, maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly. We cannot be sure that our suppliers will furnish us with required components when we need them. Although some suppliers may be the only source for a customized component, which makes us vulnerable to cost increases and supply interruptions, We maintain designs, drawings, molds, tools, safety stock, alternate vendors, and other techniques to eliminate or mitigate the effects of the loss of a single source vendor. As a result, we do not believe the loss of any vendor of single source components would have a material effect on our business. For example, if a supplier does not satisfactorily provide a customized product, we believe we have the ability to find a replacement supplier by retrieving the molds and providing them to a replacement supplier. If we are unable to retrieve the molds or they are destroyed, the molds can be reproduced.

         OUR BUSINESS COULD BE MATERIALLY ADVERSELY IMPACTED BY RISKS INHERENT IN INTERNATIONAL MARKETS. During the 12 months ended June 30, 2006 and 2005, approximately 7.3% and 5.4%, respectively, of our revenues were generated by customers outside the United States. Over 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel's revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

     o    Fluctuations in currency exchange rates.
     o    Regulatory, product approval and reimbursement requirements.
     o    Tariffs and other trade barriers.
     o Greater difficulty in accounts receivable collection and longer collection periods.

     o    Difficulties and costs of managing foreign distributors.
     o    Reduced protection for intellectual property rights in some countries.
     o    Burdens of complying with a wide variety of foreign laws.
     o    The impact of recessions in foreign economies.
     o    Political and economic instability.

If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations and cash flows could be negatively affected.

         OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES, WHICH MAKES OUR SHARES MORE DIFFICULT TO SELL. The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    Make a special written suitability determination for the purchaser.
     o Receive the purchaser's written agreement to a transaction prior to sale.
     o Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in penny stocks and which describe the market for these penny stocks as well as a purchaser's legal remedies.
     o Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a penny stock can be completed.
     o Give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

These rules may make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities, resulting in a lower trading volume of our common stock and lower trading prices.

         AN ACTIVE TRADING MARKET MAY NOT DEVELOP FOR OUR COMMON STOCK, AND WE CANNOT ASSURE THE MARKET PRICE FOR OUR COMMON STOCK IF A MARKET DOES DEVELOP. Our common stock is quoted on the OTC Bulletin Board. However, there can be no assurance that an active market for our common stock will develop, or if any such market does develop, that it will continue. To the extent that brokerage firms act as market makers for our securities, they may be a dominating influence in any market that might develop, and the degree of participation by these firms may significantly affect the price and liquidity of our common stock. These firms may discontinue their market making activities at any time. The prices at which our common stock are traded in the market will be determined by these firms and by the purchasers and sellers of our securities, but the prices may not necessarily relate to our assets, book value, results of operations or other established and quantifiable criteria of value. Securities quoted on the OTC Bulletin Board are often thinly traded, highly volatile and not followed by analysts. Consequently, investors may have difficulty reselling our common stock.

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


                                                         Square
                                                         Feet
Entity Name; Location              Use                   Leased                 Term of Lease
---------------------              ---                   ------                 -------------

Braemar, Inc.                      Production,           17,314                 Lease expires August 31, 2011.
1285 Corporate Center Drive,       manufacturing and
Suite 150                          administration
Eagan, MN  55121

Braemar, Inc.                      Production,           13,440                 Lease expires June 30, 2008.
157 Industrial Drive               manufacturing and
King, NC 27021                     administration

Advanced Biosensor Inc.            Administration        2,903                  Lease expires April 30, 2009.
400 Arbor Lake Drive,
Suite B450
Columbia, SC 29223

Agility Centralized Research       Service operations    1,225                  Lease expires January 31, 2007.
Services, Inc.
2275 Half Day Road
Suite 133
Bannockburn, IL 60015

ITEM 3.  LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock is traded on the Pink Sheets under the symbol BTEL. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ending June 30, 2006 are set forth in the table below, as reported by Yahoo! for fiscal 2005 and by nasdaq.com for fiscal 2006 These quotations represent prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions.

        QUARTER ENDED
        2005 - 2006                          LOW            HIGH
        --------------                      -----          ------
        September 30                        $1.65          $2.35
        December 31                         $1.50          $2.35
        March 31                            $1.62          $2.25
        June 30                             $1.90          $3.00

        QUARTER ENDED
        2004 - 2005                          LOW            HIGH
        --------------                      -----          ------
        September 30                        $1.75          $2.50
        December 31                         $2.60          $3.60
        March 31                            $1.95          $3.05
        June 30                             $1.60          $3.00


         As of June 30, 2006, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last three fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Biotel did not issue any shares of capital stock during the quarter ended June 30, 2006.

          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2006, under the Biotel 2001 Incentive Compensation Plan, which is Biotel's only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

                                                                                         NUMBER OF
                                                                                        SECURITIES
                                                                                         REMAINING
                                                                                       AVAILABLE FOR
                                              NUMBER OF                               FUTURE ISSUANCE
                                           SECURITIES TO BE                            UNDER EQUITY
                                             ISSUED UPON        WEIGHTED AVERAGE    COMPENSATION PLANS
                                             EXERCISE OF        EXERCISE PRICE OF       (EXCLUDING
                                             OUTSTANDING           OUTSTANDING          SECURITIES
                                          OPTIONS, WARRANTS     OPTIONS, WARRANTS      REFLECTED IN
                                              AND RIGHTS           AND RIGHTS           COLUMN (a))
---------------------------------------   -----------------     -----------------   ------------------
                                                 (a)                  (b)                   (c)
Equity compensation plans approved by
     security holders                          328,000               $1.1898              322,000
Equity compensation plans not approved
     by securities holders                       --                     --                   --
                                          -----------------     -----------------   ------------------

Total                                          328,000               $1.1898              322,000
                                          =================     =================   ==================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements of Biotel include the accounts of Biotel Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

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

         SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2006 and 2005, we performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

         Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred.

         We warrant our products against defects in material and workmanship for 90 days for electromagnetic and ultrasound probes and one year for all other manufactured equipment. An accrual is provided for estimated future claims. Such accruals are based on historical experience and management's estimate of the level of future claims.

         Revenues from product sales are recognized at date of shipment.

         Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the future profitability.

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

         We consider all highly liquid short term investments purchased with an original maturity of three months or less to be cash equivalents.

OVERVIEW

         Biotel has been implementing a strategy to expand its base of operations among medical companies who seek to outsource strategic items provided by various Biotel companies. From our operating subsidiaries located within the United States, we supply an array of products and services to provide for the research, development, testing, and manufacturing needs of our customers.

         Biotel business units, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components, and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing, and manufacturing operations for our customers.

         Biotel business unit, Advanced Biosensor Inc., sells maintenance services, Holter recorders and event recorders manufactured by Braemar, diagnostic Holter software provided by others and Holter supplies to hospitals and clinics.

         These subsidiaries have experienced improvements in their business activity as a result of marketing efforts to acquire new customers and to expand relationships among current customers.

RESULTS OF OPERATIONS

         Biotel's net revenues for the year ended June 30, 2006, were $10,223,000, 0.5% above net revenues of $10,169,000 for the year ended June 30, 2005. In the fiscal year ended June 30, 2006, 37% of Biotel's revenues were derived from two customers. In the fiscal year ended June 30, 2005, 48% of Biotel's revenues were derived from three customers. The loss of one or more of these customers would have immediate significant adverse effect on our financial results.

         Gross profit margin decreased to $4,137,000 (40.5%) for fiscal year 2006, compared to $4,325,000 (42.5%) in fiscal year 2005. Cost of sales and service increased to $6,087,000 for fiscal year 2006, compared to $5,844,000 for fiscal year 2005. The increase in cost of sales and service was primarily caused by changes in product mix resulting in a lower gross margin. Gross profit margin also decreased in part due to the planned discontinuation of software product lines at Advanced Biosensor, which revenues were associated with lower costs and higher expenses than other Biotel product lines.

         Selling, general and administrative expenses decreased to $2,145,000 (21.0% of sales) for the year ended June 30, 2006, compared to $2,636,000 (25.9% of sales) for the year ended June 30, 2005. The decrease is primarily a result of planned changes in staffing to streamline selling and administrative operations. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

         Research and development expenditures for fiscal year 2006 were $1,221,000, an increase of 23.2% compared to $991,000 in fiscal year 2005. The increase was primarily the result of planned increases in development efforts during fiscal year 2006. Biotel engineering, management and administrative staff is used when non-recurring engineering ("NRE") services are sold to customers, and the engineering component of such activity is reported as cost of goods sold. NRE service charges are paid by Biotel customers for work performed to develop new custom devices for customers. NRE charges are common in the industry and are non-recurring to the customer upon project completion, typically upon commencement of manufacturing and regular delivery of products. Biotel has a history of NRE revenues from period to period, as it is regularly engaged in new customer development activity. Biotel contracts with customers for NRE services and tracks development engineering costs, time and labor content spent on such projects.

         Interest expenditures decreased to $64,000 for the year ended June 30, 2006, compared to interest expenditures of $74,000 for the year ended June 30, 2005. Interest expenditures decreased corresponding to the reduction in long term debt.

         Net earnings for the year ended June 30, 2006, and June 30, 2005, were $452,000 and $444,000, respectively. Net earnings for the year ended June 30, 2006, were affected by costs associated with reduction of inventory for discontinued and mature product lines and potentially undeliverable inventories due to a customer's postponement of a product line. Net earnings for the year ended June 30, 2005 were primarily affected by expenditures associated with the costs of the acquisition, operation and integration of Agility.

OFF-BALANCE SHEET ARRANGEMENTS

         Biotel does not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $2,131,000 at June 30, 2006, compared to $1,921,000 at June 30, 2005. Increase in working capital was largely a result of the decrease in the balance of the revolving line of credit.

         Cash and cash equivalents were $51,000 at June 30, 2006, compared to $17,000 at June 30, 2005. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities ("current ratio") increased to 2.30 to one at June 30, 2006, compared to 1.89 to one at June 30, 2005.

         Accounts receivable increased to $2,201,000 at June 30, 2006, versus $2,132,000 at June 30, 2005. The increase in accounts receivable was related to increasing sales activity and longer payment cycles of two major customers. To the extent that credit terms are extended to customers, Biotel's cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

         In fiscal year 2006, $346,000 was used for capital expenditures, compared with $548,000 in fiscal year 2005. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

         Inventory decreased to $1,141,000 for the year ended June 30, 2006, compared to $1,468,000 for the year ended June 30, 2005. During fiscal year 2006, a major customer placed on hold a pre-existing purchase order for a recently launched product line and informed Biotel of its plans to re-work and re-market its existing inventories to new applications prior to accepting additional deliveries of the product line. In June, 2006 Biotel made the assessment that its inventories for this revised product line had potentially lengthy lead times to delivery and may be undeliverable should market conditions unfavorably change. Accordingly, Biotel adjusted its inventory reserve in the amount of $170,000 to adjust its inventories of this product line. The adjustment also included a modest reserve for obsolescence of inventories surrounding the Company's electromagnetic flowmeter product lines. Biotel's subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

         Current liabilities decreased to $1,642,000 at June 30, 2006, compared to $2,166,000 on June 30, 2005. This decrease was primarily due to the decrease of $462,000 in the balance of the revolving line of credit.

         Long term liabilities were reduced to $242,000 at June 30, 2006, compared to $450,000 at June 30, 2005, a reduction of approximately $154,000 as a result of payments made on notes outstanding.

         As of June 30, 2006, stockholders' equity had increased to $3,311,000 from $2,858,000 at June 30, 2005. The increase in stockholder's equity was principally as a result of the increase in retained earnings.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of June 30, 2006 an evaluation was performed by Biotel's President and Chief Financial Officer of the effectiveness of the design and operation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that Biotel's disclosure controls and procedures were effective.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from Biotel's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference from Biotel's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference from Biotel's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from Biotel's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS.

         For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Incorporated by reference from Biotel's definitive proxy statement for the 2006 Annual Meeting of Shareholders.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIOTEL INC.


Date:  September 28, 2006            By  /s/ B. Steven Springrose
                                         ---------------------------------------
                                         B. Steven Springrose, President
                                         and Chief Executive Officer

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

/s/ B. Steven Springrose                              September 28, 2006
---------------------------------------
B. Steven Springrose
(President, Chief Executive Officer
and a Director)

/s/ Judy E. Naus                                      September 28, 2006
---------------------------------------
Judy E. Naus
(Chief Financial Officer
and Chief Accounting Officer)

/s/ C. Roger Jones                                    September 28, 2006
---------------------------------------
C. Roger Jones
(Director)

/s/ Stanley N. Bormann                                September 28, 2006
---------------------------------------
Stanley N. Bormann
(Director)

/s/ L. John Ankney                                    September 28, 2006
---------------------------------------
L. John Ankney
(Director)

/s/ David A. Heiden                                   September 28, 2006
---------------------------------------
David A. Heiden
(Director)

/s/ Spencer M. Vawter                                 September 28, 2006
---------------------------------------
Spencer M. Vawter
(Director)

                                    EXHIBITS:
EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
  3.1       Amended and Restated Articles of Incorporation of Biotel Inc.**
  3.2       Bylaws of Biotel Inc. **
  4.1       Specimen Common Stock Certificate. **
 10.1 Lease Agreement dated March 1, 2006 between Braemar, Inc. and DB Quad Prairie Business Center, Inc. **
 10.2 Commercial Lease Agreement dated June 30, 2006 between Braemar, Inc. and King Investment Partners. *
 10.3       Lease Agreement dated October 1, 2005 between Advanced
            Biosensor, Inc. and AP Southeast Portfolio Partners, L.P., as amended. **
 10.4 Office Lease dated January 5, 2006 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza, L.L.C. *
 10.5 Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research
            Services, LLC. **
 10.6 OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003.**
 10.7 Termination of Lease, Release, Hold Harmless and Indemnification Agreement dated June 30, 2006. *
 11.1       Statement regarding computation of per share earnings. ***
 21.1       Subsidiaries of Biotel Inc. *
 24.1       Power of Attorney (included in signature page)
 31.1       Certification of Chief Executive Officer.*
 31.2       Certification of Chief Financial Officer.*
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
         *  Filed herewith.
        ** Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
       ***  Previously filed with Amendment No. 2 to Form 10-SB on
            December 27, 2004, Commission File No. 0-50914.

                          BIOTEL INC. AND SUBSIDIARIES

                             REPORT ON CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             JUNE 30, 2006 AND 2005

                          BIOTEL INC. AND SUBSIDIARIES


                                    CONTENTS


                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................F-3

FINANCIAL STATEMENTS
      Consolidated balance sheets.........................................F-4
      Consolidated statements of income...................................F-5
      Consolidated statements of stockholders' equity.....................F-6
      Consolidated statements of cash flows...............................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................F-8 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
BIOTEL INC. AND SUBSIDIARIES
Columbia, South Carolina

         We have audited the accompanying consolidated balance sheets of BIOTEL INC. AND SUBSIDIARIES (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Elliott Davis, LLC


September 27, 2006
Columbia, South Carolina

                          BIOTEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,
                                                         -----------------------
                                                            2006        2005
                                                         ----------   ----------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $   51,186   $   17,045
  Trade accounts receivable, net of allowance             2,200,817    2,131,894
    for doubtful accounts of $50,034 and $70,205
    at June 30, 2006 and June 30, 2005, respectively
  Inventories, net                                        1,141,289    1,468,439
  Deferred tax asset                                        290,094      363,717
  Prepaid expenses                                           87,607       99,451
  Other current assets                                        1,800        6,142
                                                         ----------   ----------

          Total Current Assets                            3,772,793    4,086,688
                                                         ----------   ----------

PROPERTY & EQUIPMENT, Net                                   701,868      651,355
                                                         ----------   ----------

OTHER ASSETS
  Goodwill                                                  695,551      695,551
  Other assets                                               24,108       40,971
                                                         ----------   ----------

          Total Other Assets                                719,659      736,522
                                                         ----------   ----------

                                                         $5,194,320   $5,474,565
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving line of credit                               $  110,000   $  572,012
  Current portion of notes payable                          268,717      252,645
  Trade accounts payable                                    484,605      658,040
  Accrued payroll and related liabilities                   214,748      192,871
  Deferred service contract revenue                         168,470      187,023
  Other accrued expenses                                    319,034      212,426
  Accrued income taxes                                       76,545       90,662
                                                         ----------   ----------

        Total Current Liabilities                         1,642,119    2,165,679

LONG-TERM LIABILITIES:
  Notes payable                                             241,525      450,435
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)
          Total Liabilities                               1,883,644    2,616,114
                                                         ----------   ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 stated value; 2,000,000 shares
    authorized; no shares issued                                 --           --
  Common stock, $.01 stated value; 10,000,000 shares
    authorized; 2,649,827 shares issued                      26,498       26,498
  Additional paid-in capital                              1,941,324    1,941,324
  Retained earnings                                       1,342,854      890,629
                                                         ----------   ----------

          Total Stockholders' Equity                      3,310,676    2,858,451
                                                         ----------   ----------

                                                         $5,194,320   $5,474,565
                                                         ==========   ==========

                 See notes to consolidated financial statements
                which are an integral part of these statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  FOR THE YEARS ENDED
                                                       JUNE 30,
                                           ----------------------------------
                                               2006                 2005
                                           ------------          ------------

SALES AND SERVICES                         $ 10,223,332          $ 10,168,616

COST OF SALES AND SERVICES                    6,086,599             5,843,515
                                           ------------          ------------

GROSS PROFIT                                  4,136,733             4,325,101
                                           ------------          ------------

OPERATING EXPENSES
  Selling and administrative                  2,144,768             2,635,913
  Research and development                    1,220,742               990,869
                                           ------------          ------------

    Total operating expenses                  3,365,510             3,626,782
                                           ------------          ------------

INCOME FROM OPERATIONS                          771,223               698,319
                                           ------------          ------------

OTHER EXPENSE
  Interest                                      (63,736)              (73,714)
  Miscellaneous                                 (32,931)              (22,351)
                                           ------------          ------------

    Total other expense                         (96,667)              (96,065)
                                           ------------          ------------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                  674,556               602,254

PROVISION FOR INCOME TAXES                      222,331               158,120
                                           ------------          ------------

NET INCOME                                 $    452,225          $    444,134
                                           ============          ============

NET INCOME PER COMMON SHARE
     BASIC                                 $       0.17          $       0.17
                                           ============          ============
     DILUTED                               $       0.16          $       0.16
                                           ============          ============

                 See notes to consolidated financial statements
                which are an integral part of these statements.

                          BIOTEL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                    COMMON STOCK        ADDITIONAL
                              -----------------------     PAID-IN     RETAINED
                                AMOUNT       SHARES       CAPITAL     EARNINGS      TOTAL
                              ----------   ----------   ----------   ----------   ----------
Balance, June 30, 2004        $   25,768    2,576,827   $1,912,179   $  446,495   $2,384,442

  Exercise of stock options          730       73,000       29,145           --       29,875

  Net Income                          --           --           --      444,134      444,134
                              ----------   ----------   ----------   ----------   ----------

Balance, June 30, 2005            26,498    2,649,827    1,941,324      890,629    2,858,451

  Exercise of stock options

  Net Income                          --           --           --      452,225      452,225
                              ----------   ----------   ----------   ----------   ----------

Balance, June 30, 2006        $   26,498    2,649,827   $1,941,324   $1,342,854   $3,310,676
                              ==========   ==========   ==========   ==========   ==========













                 See notes to consolidated financial statements
                which are an integral part of these statements.

                          BIOTEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                                      JUNE 30,
                                                                              --------------------------
                                                                                 2006           2005
                                                                              -----------    -----------
OPERATING ACTIVITIES
       Net income                                                             $   452,225    $   444,134
       Adjustments to reconcile net income to net cash
         provided by operating activities
            Depreciation and amortization                                         288,197        238,923
            Deferred income tax                                                    73,623        (28,050)
            Decrease in allowance for doubtful accounts                           (20,171)        (7,332)
            Increase in inventory valuation allowance                             183,224         64,365
            Gain on disposal of fixed assets                                       (9,856)          --
            Changes in deferred and accrued amounts
                 Trade accounts receivable                                        (48,752)      (416,522)
                 Prepaid expenses                                                  16,186        (58,114)
                 Inventories                                                      143,926       (247,633)
                 Other assets                                                       8,863        (24,435)
                 Trade accounts payable                                          (173,436)        87,442
                 Accrued payroll and related liabilities                           30,195        (55,452)
                 Other accrued expenses                                           106,608         61,545
                 Deferred service contract revenue                                (18,553)        (3,577)
                 Accrued income taxes                                             (14,117)        (9,288)
                                                                              -----------    -----------

                      Net cash provided by operating activities                 1,018,162         46,006
                                                                              -----------    -----------

INVESTING ACTIVITIES
       Purchases of property and equipment                                       (345,928)      (548,186)
       Proceeds from sale of property and equipment                                25,075             --
                                                                              -----------    -----------

                      Net cash used for investing activities                     (320,853)      (548,186)
                                                                              -----------    -----------

FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                          --         29,875
       Net change on line of credit                                              (462,012)       572,012
       Proceeds from notes payable                                                     --             --
       Payments of notes payable                                                 (201,156)      (200,780)
                                                                              -----------    -----------

                      Net cash provided for (used for) financing activities      (663,168)       401,107
                                                                              -----------    -----------

                      Net increase (decrease) in cash and cash equivalents         34,141       (101,073)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       17,045        118,118
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $    51,186    $    17,045
                                                                              ===========    ===========

CASH PAID FOR
       Interest Expense                                                       $    53,157    $    65,722
                                                                              ===========    ===========
       Income Taxes                                                           $   162,325    $   174,495
                                                                              ===========    ===========

NONCASH FINANCING ACTIVITY
       Increase in note payable for accrued interest                          $     8,318    $        --
                                                                              ===========    ===========

                 See notes to consolidated financial statements
                which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CORPORATE ORGANIZATION
------------------------------------------------------

     Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc., Advanced Biosensor Inc., and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Braemar, through its acquisition of Carolina Medical (See Note 15), also manufactures and services components used in liposuction treatments and diagnostic equipment used in ultrasound imaging and blood flow measurement. Braemar, Inc. primarily sells to original equipment manufacturing (OEM) customers who use the Company's products as components in their medical product lines. Advanced Biosensor Inc. designs diagnostic Holter software which it integrates and sells in combination with Braemar recorders and other cardiopulmonary diagnostic equipment to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

     The Company's sales consist of national and international sales.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

     CONCENTRATIONS OF CREDIT RISK
          At times the Company maintains bank deposits in excess of the federally insured limit. Management monitors the soundness of these financial institutions and feels the Company's risk is negligible.

          The Company sells its products to customers on credit in the ordinary course of business. A customer's credit history is reviewed and must meet certain standards before credit is extended. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     ADVERTISING AND MARKETING
          The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. During the years ending June 30, 2006 and 2005, advertising expenses totaled approximately $19,000 and $65,000, respectively.

--------------------------------------------------------------

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

     GOODWILL
          The Company accounts for the purchase price in excess of tangible assets in accordance with Statement of Financial Accounting Standards
          (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2006 and 2005, such test of goodwill determined the recorded goodwill had not been impaired.

     SERVICE CONTRACTS
          Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2006 and 2005, current liabilities include service contract revenue deferrals of approximately $168,000 and $187,000, respectively.

     WARRANTY RESERVE
          The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2006 and 2005, the warranty reserve totaled $97,471 and $79,062, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of June 30, 2006 and 2005:

                                                             2006      2005
                                                          ---------  ---------
          Balance, beginning of year                      $  79,062  $  98,316
          Claims paid                                       (75,176)  (105,516)
          Additional warranties issued and revisions in      93,585     86,262
            estimates of previously issued warranties
                                                          ---------  ---------

          Balance, end of year                            $  97,471  $  79,062
                                                          =========  =========

     REVENUE RECOGNITION
          Revenues from medical equipment and software sales are recognized at date of shipment when title passes to the customer. There are no customer acceptance provisions, and the right to return exists only in cases of damaged product or non-compliance with customer specifications.

          The Company's revenue recognition complies with the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101.

--------------------------------------------------------------

     NET INCOME PER COMMON SHARE
          Net income per common share amounts are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.

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

          SFAS No. 123 pro forma amounts are as follows for the fiscal years ended June 30, 2006 and 2005:

                                                                 2006          2005
                                                              -----------   -----------
          Net income, as reported                             $   452,225   $   444,134
          Less:  Total stock-based employee compensation
          expense determined under fair-value based
          method for all awards, net of related tax effects        42,036        90,898
                                                              -----------   -----------

          Pro forma net income                                $   410,189   $   353,236
                                                              ===========   ===========

          Pro forma basic net income per share                $      0.15   $      0.15
                                                              ===========   ===========

          Pro forma diluted net income per share              $      0.15   $      0.14
                                                              ===========   ===========

          Basic net income per share as reported              $      0.17   $      0.17
                                                              ===========   ===========

          Diluted net income per share as reported            $      0.16   $      0.16
                                                              ===========   ===========

          Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the year ending June 30, 2006 and 2005: risk-free interest rates based on date of issuance of 3.72% to 4.32%, no expected dividends, a volatility factor of 298.33 and 74.79, respectively, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Biotel Inc.'s options.

--------------------------------------------------------------

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

     RECENTLY ISSUED ACCOUNTING STANDARDS
          The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

          In December, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operation and cash flows. The cumulative effective of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

          In April, 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporate Finance issued Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

          During 2005, the FASB issued four FSP's related to the implementation of SFAS No. 123(R). These FSP's related to (1) the classification and measurement of freestanding financial instruments originally issued in exchange for employee services, (2) the application of grant date as defined in SFAS No. 123(R), (3) the transition election related to accounting for the tax effects of share-based payment awards, and (4) the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The issuance of these FSP's by the FASB is intended to clarify the interpretation of the guidance related to these specific issues when implementing SFAS No. 123(R).

--------------------------------------------------------------

          In May, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

          Other accounting standards that have been issued or proposed by the PCAOB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 3 - INVENTORIES
--------------------

     As of June 30, 2006 and 2005, inventories consist of the following:

                                                 2006           2005
                                              -----------    -----------

          Raw materials and supplies          $ 1,296,078    $ 1,332,661
          Work in process                              --         67,243
          Finished Goods                          351,340        376,630
          Evaluation units and replacements         7,082         21,892
                                              -----------    -----------

                                                1,654,500      1,798,426
          Valuation Allowance                    (513,211)      (329,987)
                                              -----------    -----------

                                              $ 1,141,289    $ 1,468,439
                                              ===========    ===========


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

     As of June 30, 2006 and 2005, property and equipment consist of the following:

                                                 2006           2005
                                              -----------    -----------

          Machinery and equipment             $ 2,669,884    $ 2,566,254
          Vehicles                                  4,680          4,680
          Furniture and fixtures                   34,791         88,559
          Leasehold improvements                   54,237         37,601
                                              -----------    -----------

                                                2,763,592      2,697,094
          Accumulated depreciation             (2,061,724)    (2,045,739)
                                              -----------    -----------

                                              $   701,868    $   651,355
                                              ===========    ===========

     Depreciation expense for the years ended June 30, 2006 and 2005 totaled $280,197 and $229,981, respectively.

NOTE 5 - LONG TERM DEBT
-----------------------

     As of June 30, 2006 and 2005, long-term debt consists of the following:

     BANK                                                                            2006         2005
                                                                                   ---------    ---------
     Term loan with bank, payable in monthly installments of
     $20,527 including interest at the prime rate (8.0% at
     June 30, 2006) plus 1.0%, due March 26, 2008.
     This loan is collateralized by a first lien on principally all
     Company assets and a $35,000 personal guarantee by the
     Company's Chief Executive Officer.                                            $ 455,711    $ 656,867

     OTHER
     Note payable to stockholder, annual interest of 7.0%, due
     September 30, 2006                                                               54,531       46,213

                                                                                   ---------    ---------
                                                                                     510,242      703,080

     Less current maturities                                                        (268,717)    (252,645)
                                                                                   ---------    ---------

                                                                                   $ 241,525    $ 450,435
                                                                                   =========    =========

     Maturities of long-term debt are as follows for the periods ending June 30:

          2006                                                                     $ 268,717
          2007                                                                       241,525
                                                                                   ---------
                                                                                   $ 510,242
                                                                                   =========

     The bank loan agreements contain financial and other covenants requiring the Company to provide certain financial information to the bank on a monthly and quarterly basis. The financial covenants require the Company to maintain a net worth of $1,900,000 and a debt-to-worth ratio not in excess of 2.0 to one.

     The Company also has a $1,250,000 credit line with a bank. The line bears interest at the bank's prime rate (8.00% at June 30, 2006) plus 1.0% and expires on November 3, 2006. The outstanding credit line balance as of June 30, 2006 was $110,000. The outstanding credit line balance as of June 30, 2005, was $572,012.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     Interest expense for related party obligations for the years ended June 30, 2006 and 2005, was $6,951 and $4,309, respectively. Accrued interest payable to related parties was $2,863 and $7,278 as of June 30, 2006 and 2005, respectively.

     Braemar, Inc. leases its land and building in King, North Carolina, from King Investment Partners, a partnership which is partially owned by Company stockholders, under a lease agreement which expires June 30, 2008. Total rent expense to the affiliated partnership was $50,400 for each of the years ended June 30, 2006 and 2005, respectively. (See Notes 7 and 8.)

NOTE 7 - LEASE OBLIGATIONS
--------------------------

     Advanced Biosensor Inc. leases its facility under a 42-month lease agreement which will expire April 30, 2009.

     Braemar, Inc. leases its Minnesota facility under a 66-month lease agreement which will expire August 31, 2011. The lease for office and manufacturing space includes costs allocated by the lessor for property taxes, insurance and maintenance.

     Braemar, Inc. leases its facility in King, North Carolina, under a two-year lease agreement which will expire June 30, 2008.

     Agility Centralized Research Services, Inc. leases its facility under a one-year lease agreement which will expire January 31, 2007.

     Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2006 are as follows:

                    2007                                $186,193
                    2008                                 196,147
                    2009                                 142,802
                    2010                                 109,368
                    2011                                 112,834
                    2012                                  18,902
                                                        --------

                                                        $766,246
                                                        ========

     Total rent expense for leased space was $280,602 and $288,914 for the years ended June 30, 2006 and 2005, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     Carolina Medical, Inc. has been subject to environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners' property located in King, North Carolina. In the Agreement, King Investment Partners acknowledges full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property. In connection with the Agreement, Carolina Medical paid King Investment Partners $45,000. Also in June, 2006, Biotel notified the State of Minnesota of its Intention to Dissolve Carolina Medical, Inc., a Minnesota Corporation.

     Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 9 - SIGNIFICANT CUSTOMER CONCENTRATIONS
--------------------------------------------

     Credit sales are made to the Company's customers in the ordinary course of business. Generally, these sales are unsecured. The Company had two major customers that accounted for approximately 27% and 10% of the Company's consolidated revenues for the year ended June 30, 2006. For the year ended June 30, 2005, the Company had three major customers which accounted for 26%, 11% and 11%, respectively, of the Company's consolidated revenues. Accounts receivable due from these customers at June 30, 2006 and 2005 totaled approximately $1,691,000 and $758,000, respectively.


NOTE 10 - STOCK OPTIONS
-----------------------

     Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the "Biosensor Corporation 1999 Incentive Compensation Plan." Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2006 and 2005, Biotel Inc. had 328,000 and 354,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 2.6 years. No options were exercised during the twelve months ended June 30, 2006, and 73,000 options were exercised during the twelve months ended June 30, 2005. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

     A summary of the activity under the Company's plan is as follows:


                                                                       Outstanding                           Exercisable
                                                            ----------------------------------    -------------------------------
                                                                                 Weighted                              Weighted
                                                                                 Average                               Average
                                                Shares           Number          Exercise              Number          Exercise
                                              Available        of Shares          Price              of Shares          Price
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                       324,000          326,000         $ 0.6125              224,000         $ 0.5329
---------------------------------------------------------------------------------------------------------------------------------

Granted                                       (205,000)         205,000
Exercised                                       73,000          (73,000)
Expired                                        104,000         (104,000)

Balance at June 30, 2005                       296,000          354,000         $ 1.1379              185,750         $ 0.9040
---------------------------------------------------------------------------------------------------------------------------------

Granted                                        (10,000)          10,000
Expired                                         36,000          (36,000)

Balance at June 30, 2006                       322,000          328,000         $ 1.1898              230,000         $ 1.0510
---------------------------------------------------------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES
----------------------

     The components of the provision for income taxes are as follows for the years ended June 30, 2006 and 2005:

                                                           2006        2005
                                                         ---------   ---------

          Current provision for taxes                    $ 267,954   $ 188,070
          Decrease in deferred tax credits                 (59,623)       (950)
          Increase (decrease) in valuation allowance        14,000     (29,000)
                                                         ---------   ---------

              Total provision                            $ 222,331   $ 158,120
                                                         =========   =========

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                           2006        2005
                                                         ---------   ---------

          Computed at the federal statutory rate              34.0%       34.0%
            State income taxes                                 3.3%        3.3%
            Increase (decrease) in valuation allowance         2.1%       -4.9%
            Other                                             -6.4%       -6.1%
                                                         ---------   ---------

                                                              33.0%       26.3%
                                                         =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2006 and 2005 are presented below:

                                                           2006        2005
                                                         ---------   ---------

          Deferred tax assets applicable to:
            Allowance for doubtful accounts              $  19,500   $  27,400
            Inventory reserves                             200,200     128,700
            Warranty reserves                               38,000      30,800
            Net operating loss carryforwards               266,000     260,700
            AMT tax credit                                  42,730      42,800
            Other                                          (78,336)     57,317
                                                         ---------   ---------

                                                           488,094     547,717
            Less valuation allowance                       198,000     184,000
                                                         ---------   ---------

              Deferred tax asset                         $ 290,094   $ 363,717
                                                         =========   =========

     Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2006 and 2005, management concluded that the deferred tax asset of $290,094 and $363,717, respectively, was more likely than not to be realized in future periods. The valuation allowance at June 30, 2006 and 2005, related to a portion of the federal and state net operating loss carryforwards that the Company was not expecting to realize the benefit from due to various federal and state limitations.

---------------------------------

     At June 30, 2006, the Company had federal net operating loss carryforwards totaling $389,000, which expire on various dates through 2017. The Company also had state net operating loss carryforwards totaling $2,507,000, which expire on various dates through 2024.


NOTE 12 - NET INCOME PER SHARE OF COMMON STOCK
----------------------------------------------

     The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2006, was 2,649,827 and 2,773,237, respectively. The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2005, was 2,619,846 and 2,857,635, respectively.


NOTE 13 - EMPLOYEE BENEFITS PLANS
---------------------------------

     Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2006 and 2005, totaled $48,047 and $56,642, respectively.


NOTE 14 - OPERATIONS AND INDUSTRY SEGMENTS
------------------------------------------

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

-----------------------------------------------------

                                                                     2006
                                   -------------------------------------------------------------------------
                                     OEM MEDICAL      DIRECT MEDICAL
                                   SALES & SERVICE    SALES & SERVICE        CORPORATE             TOTALS
                                   ---------------    ---------------       ------------        ------------
Domestic Revenues                    $  8,553,423       $    920,902                            $  9,474,325
International Revenues                    653,490             95,517                                 749,007
                                     ------------       ------------        ------------        ------------
Revenues from external customers        9,206,913          1,016,419                              10,223,332
Intersegment revenues                     194,822           (194,822)                                     --
Interest expense                            6,951                 --              56,785              63,736
Income tax expense                        157,670             60,025               4,636             222,331
Depreciation                              259,291              8,138              20,768             288,197
Segment profit                            206,888            252,841              (7,504)            452,225
Goodwill                                  695,551                 --                  --             695,551
Total segment assets                    4,591,726            209,076             393,518           5,194,320
Purchase of property and equipment        310,350             26,078               9,500             345,928

                                                                     2005
                                   -------------------------------------------------------------------------
                                     OEM MEDICAL      DIRECT MEDICAL
                                   SALES & SERVICE    SALES & SERVICE        CORPORATE             TOTALS
                                   ---------------    ---------------       ------------        ------------
Domestic Revenues                    $  8,430,143       $  1,186,618                            $  9,616,761
International Revenues                    448,654            103,201                                 551,855
                                     ------------       ------------        ------------        ------------
Revenues from external customers        8,878,797          1,289,819                  --          10,168,616
Intersegment revenues                     272,985           (272,985)                                     --
Interest expense                            4,309                 --              69,405              73,714
Income tax expense                        170,159            (16,000)              3,961             158,120
Depreciation                              219,210             15,493               4,220             238,923
Segment profit                            543,011            (58,761)            (40,116)            444,134
Goodwill                                  695,551                 --                  --             695,551
Total segment assets                    4,777,616            194,842             502,107           5,474,565
Purchase of property and equipment        454,354              1,501              92,331             548,186


NOTE 15 - SUBSEQUENT EVENTS
---------------------------

     During June, 2006, the Company began efforts to dissolve its Carolina Medical, Inc. subsidiary. Effective July 1, 2006, the Company's Braemar, Inc. subsidiary acquired the assets of Carolina Medical and is conducting engineering and manufacturing operations at the King, North Carolina facility previously leased by Carolina Medical.