Form 10QSB
period 2006-09-30
Biotel Inc.
filed 2006-11-14
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-50914

BIOTEL INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1427114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1285 Corporate Center Drive, Suite 150
Eagan, MN 55121
(Address of principal executive offices, including zip code)

(651) 286-8620
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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2006, was 2,649,827.

Transitional Small Business Disclosure Format (check one):
Yes  ☐       No  ☒

BIOTEL INC.
INDEX
____________________________________

i

Part I

Item 1:    Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 Unaudited	June 30, 2006 Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,679	$51,186
Trade accounts receivable, net of allowance for doubtful accounts of $52,924 and $50,034 at September 30, 2006 and June 30, 2006, respectively	1,954,439	2,200,817
Inventories, net	1,100,794	1,141,289
Deferred tax asset	290,094	290,094
Prepaid expenses	129,301	87,607
Prepaid income taxes	60,828	—
Other current assets	1,800	1,800

Total Current Assets	3,649,935	3,772,793

PROPERTY, PLANT & EQUIPMENT, Net	746,217	701,868

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	23,289	24,108

Total Other Assets	718,840	719,659

	$5,114,992	$5,194,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$161,636	$110,000
Current portion of notes payable	273,828	268,717
Trade accounts payable	543,688	484,605
Accrued payroll and related liabilities	172,446	214,748
Deferred service contract revenue	172,072	168,470
Other accrued expenses	285,982	319,034
Accrued income taxes	—	76,545

Total Current Liabilities	1,609,652	1,642,119

LONG-TERM LIABILITIES:
Notes payable	185,126	241,525

COMMITMENTS AND CONTINGENCIES

Total Liabilities	1,794,778	1,883,644

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 stated value; 2,000,000 shares
authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,649,827 shares issued	26,498	26,498
Additional paid-in capital	1,961,704	1,941,324
Retained earnings	1,332,012	1,342,854

Total Stockholders’ Equity	3,320,214	3,310,676

	$5,114,992	$5,194,320

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended September 30,
	2006		2005

SALES AND SERVICES		$2,423,567	$2,526,736

COST OF SALES AND SERVICES		1,436,778	1,490,907

GROSS PROFIT		986,789	1,035,829

OPERATING EXPENSES
Selling and administrative		618,717	523,997
Research and development		370,987	221,157

Total operating expenses		989,704	745,154

INCOME (LOSS) FROM OPERATIONS		(2,915)	290,675

OTHER INCOME (EXPENSE)
Interest income		463	—
Interest expense		(11,557)	(17,977)
Miscellaneous		891	—

Total other income (expense)		(10,203)	(17,977)

NET INCOME (LOSS) BEFORE
PROVISION (CREDIT) FOR INCOME TAXES		(13,118)	272,698

PROVISION (CREDIT) FOR INCOME TAXES		(2,276)	99,103

NET INCOME (LOSS)		$(10,842)	$173,595

INCOME PER SHARE
BASIC	$	(—)	$0.07

DILUTED	$	(—)	$0.06

BIOTEL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the three months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$(10,842)	$173,595
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	77,324	60,199
Stock-based compensation	20,380	—
Increase in allowance for doubtful accounts	2,890	4,107
Increase in inventory valuation allowance	9,549	8,790
Loss on disposal of fixed assets	290	—
Changes in deferred and accrued amounts
Trade accounts receivable	243,487	569,102
Prepaid expenses	(102,522)	(67,129)
Inventories	30,946	(193,269)
Other assets	(1,181)	(125)
Trade accounts payable	59,083	(9,324)
Accrued payroll and related liabilities	(42,302)	(40,458)
Other accrued expenses	(33,052)	67,545
Deferred service contract revenue	3,602	(19,756)
Income taxes payable	(76,545)	(41,395)

Net cash provided by operating activities	181,107	511,882

INVESTING ACTIVITIES
Purchases of property and equipment	(119,962)	(33,732)

Net cash used for investing activities	(119,962)	(33,732)

FINANCING ACTIVITIES
Net change on line of credit	51,636	(422,990)
Payments of long-term debt	(51,288)	(49,807)

Net cash provided for (used for) financing activities	348	(472,797)

Net increase in cash and cash equivalents	61,493	5,353

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2006 and 2005	51,186	17,045

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2006 and 2005	$112,679	$22,398

CASH PAID FOR
Interest Expense	$10,603	$13,792

Income Taxes	$135,080	$140,500

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2005	$26,498	2,649,827	$1,941,324	$890,629	$2,858,451

Net Income	—	—	—	173,595	173,595

Balance, September 30, 2005	$26,498	2,649,827	$1,941,324	$1,064,224	$3,032,046

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Stock-based compensation			20,380		20,380

Net Loss	—	—	—	(10,842)	(10,842)

Balance, September 30, 2006	$26,498	2,649,827	$1,961,704	$1,332,012	$3,320,214

BIOTEL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2006, filed by Biotel Inc. (the “Company”) on September 28, 2006.

The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

NOTE 2 – INVENTORIES

As of September 30 and June 30, 2006, inventories consist of the following:

	September 30, 2006	June 30, 2006
Raw materials and supplies	$1,314,674	$1,296,078
Work in process	2,405	—
Finished Goods	296,516	351,340
Evaluation units and replacements	9,959	7,082

	1,623,554	1,654,500
Valuation Allowance	(522,760)	(513,211)

	$1,100,794	$1,141,289

NOTE 3 – WARRANTY RESERVE

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30 and June 30, 2006, the warranty reserve totaled $84,786 and $97,471, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of September 30, 2006:

Balance, June 30, 2006	$97,471

Claims Paid	(8,246)
Additional warranties issued and revisions in
estimates of previously issued warranties	(4,439)

Balance, September 30, 2006	$84,786

NOTE 4 – STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to July 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	September 30, 2006		September 30, 2005
Net income, as reported		$(10,842)	$173,595
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects		20,380	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects		(20,380)	(27,089)

Pro forma net income		$(10,842)	$146,506

Earnings per share:
Basic - as reported	$	( —)	$0.07
Basic - pro forma	$	( —)	$0.06
Diluted - as reported	$	( —)	$0.06
Diluted - pro forma	$	( —)	$0.05

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2006 and 2005, Biotel Inc. had 333,000 and 354,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 2.62 years. No options were exercised during the three months ended September 30, 2006 and 2005. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2005	296,000	354,000	$1.1379	185,750	$0.9040

Balance at September 30, 2005	296,000	354,000	$1.2641	274,500	$1.1181

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.1989	281,000	$1.1440

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2006 was 2,649,827 and 2,758,628, respectively, and for the three months ended September 30, 2005, was 2,649,827 and 2,782,327, respectively.

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

	Three months ended September 30, 2006
	OEM Medical Equipment Sales	Medical Equipment Sales	Corporate	Totals

Domestic Revenues	$2,045,449	$214,694	$—	$2,260,143
International Revenues	150,608	12,816	—	163,424
Revenues from external customers	2,196,057	227,510	—	2,423,567
Intersegment revenues	37,696	(37,696)	—	—
Interest expense	954	—	10,603	11,557
Income tax expense	(27,944)	17,301	8,367	(2,276)
Depreciation	68,881	2,427	6,016	77,324
Segment profit	(40,999)	33,451	(3,294)	(10,842)
Goodwill	695,551	—	—	695,551
Total segment assets	4,286,445	220,856	546,863	5,054,164
Purchase of property and equipment	118,460	—	1,502	119,962

	Three months ended September 30, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,257,662	$209,140	$—	$2,466,802
International revenues	46,994	12,940	—	59,934
Revenues from external customers	2,304,656	222,080	—	2,526,736
Intersegment revenues	47,154	(47,154)	—	—
Interest expense	1,040	—	16,937	17,977
Income tax expense	68,164	31,462	(523)	99,103
Depreciation and Amortization	53,602	1,224	5,373	60,199
Segment profit	126,342	61,022	(13,770)	173,594
Goodwill	695,551	—	—	695,551
Total segment assets	4,380,995	245,079	505,901	5,131,975
Purchase of property and equipment	33,732	—	—	33,732

NOTE 7 – SUBSEQUENT EVENTS

Effective July 1, 2006, the Company’s Braemar, Inc. subsidiary acquired the assets of Carolina Medical, Inc. and is conducting engineering and manufacturing operations at the King, North Carolina facility previously leased by Carolina Medical. Effective November 8, 2006, Carolina Medical, Inc. was dissolved.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Statements included or incorporated by reference in this Quarterly Report on Form 10-QSB which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended. Biotel cautions readers that forward looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment and other risks indicated in filings with the Securities and Exchange Commission.

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

SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2006 and 2005, Biotel performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

Overview

Biotel has been implementing a strategy to expand its base of operations among medical companies who seek to outsource strategic items provided by various Biotel companies. From its operating subsidiaries located within the United States, Biotel supplies an array of products and services to provide for the research, development, testing, and manufacturing needs of its customers.

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

Results of Operations

Biotel’s net revenues for the three months ended September 30, 2006, were $2,424,000, 4.1% below net revenues of $2,527,000 for the three months ended September 30, 2005. This decrease is a result of changes in orders from one major customer. This customer had taken increased shipments in the fourth quarter of fiscal year 2006 and also delayed other shipments into the second quarter of fiscal 2007. In the three months ended September 30, 2006 and 2005, 19% and 26% of Biotel’s revenues were derived from one customer. The loss of this customer would have immediate significant adverse effect on our financial results.

Gross profit margin decreased to $987,000 (40.7%) for the first three months of fiscal year 2007, compared to $1,036,000 (41.0%) in the first three months of fiscal year 2006. Cost of sales and service decreased to $1,437,000 for the first quarter of fiscal year 2007, compared to $1,491,000 for the first quarter of fiscal year 2006. Cost of sales and service decreased in accordance with the decrease in sales. Gross profit margin decreased in part due to changes in product mix resulting in a lower gross margin. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $619,000 (25.5% of sales) for the three months ended September 30, 2006, compared to $524,000 (20.7% of sales) for the three months ended September 30, 2005. This increase was due in part to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, which resulted in $20,380 in compensation expense for the first quarter. Management believes Biotel will recognize similar compensation expense in each of the three upcoming quarters remaining in fiscal year 2007.

Selling, general and administrative expenses for the three months ended September 30, 2006 also includes $80,000 in compensation paid to the former owner of Agility. This amount was paid as a result of an amendment to the purchase agreement which was executed on August 31, 2006. By executing this agreement, the Company actually eliminated its remaining contingent obligation of up to $150,000 under the original purchase agreement and completed all payments due under the Agility purchase agreement.

Research and development expenditures for the first quarter of fiscal year 2007 were $371,000, an increase of 67.8% compared to $221,000 in the first quarter of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in the first quarter of fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

Interest expenditures decreased to $12,000 for the three month period ended September 30, 2006, compared to interest expenditures of $18,000 for the three months ended September 30, 2005. Interest expenditures decreased corresponding to the reduction in long term debt.

A net loss of $11,000 was posted for the first quarter of fiscal year 2007, versus net earnings of $174,000 in the first quarter of fiscal year 2006. Net earnings for the first quarter of fiscal year 2007 were affected by the decrease in revenues and changes in product mix during the period, as well as increased expenditures for research and development. Net earnings in the first quarter of fiscal 2007 were also affected by the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, as outlined above, and the final payment on the Agility agreement, as amended.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital decreased to $2,040,000 at September 30, 2006, compared to $2,131,000 at June 30, 2006. The decrease in working capital was largely due to the decrease in accounts receivable as a result of decreased revenue.

Cash and cash equivalents was $113,000 at September 30, 2006, compared to $51,000 at June 30, 2006. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities (“current ratio”) was 2.27 to one at September 30, 2006 and 2.30 to one at June 30, 2006.

Accounts receivable decreased to $1,954,000 at September 30, 2006, versus $2,201,000 at June 30, 2006. The decrease in accounts receivable was related to slow sales activity in the first quarter of fiscal 2007 and strong collections during that period. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

In the first three months of fiscal year 2007, $120,000 was used for capital expenditures, compared with $34,000 in the first three months of fiscal year 2006. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory decreased to $1,101,000 as of September 30, 2006, compared to $1,141,000 as of June 30, 2006. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,610,000 at September 30, 2006, compared to $1,642,000 on June 30, 2006. This decrease was primarily due to the payment of estimated income taxes in September, 2006.

Long term liabilities were reduced to $185,000 at September 30, 2006, compared to $242,000 at June 30, 2006, a reduction of approximately $57,000 as a result of payments made on notes outstanding.

As of September 30, 2006, stockholders’ equity had increased to $3,320,000 from $3,311,000 at June 30, 2006. The increase in stockholder’s equity was a result of the increase in additional paid in capital due to stock-based compensation.

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

Item 3:   Controls and Procedures

(a)           As of September 30, 2006, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

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

Biotel Inc.

Date: November 10, 2006	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: November 10, 2006	By:	/s/ Judy E. Naus
Its: Chief Financial Officer