Form 10QSB
period 2006-12-31
Biotel Inc.
filed 2007-02-14
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number : 0-50914

BIOTEL INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1427114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of December 31, 2006, was 2,649,827.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BIOTEL INC.

INDEX

____________________________

i

Part I

Item 1:   Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006 Unaudited	June 30, 2006 Audited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,784	$51,186
Trade accounts receivable, net of allowance	1,732,967	2,200,817
for doubtful accounts of $55,264 and $50,034
at December 31, 2006 and June 30, 2006, respectively
Inventories, net	1,181,963	1,141,289
Deferred tax asset	290,094	290,094
Prepaid expenses	115,973	87,607
Prepaid income taxes	69,004	—
Other current assets	1,800	1,800

Total Current Assets	3,493,585	3,772,793

PROPERTY, PLANT & EQUIPMENT, Net	793,477	701,868

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	21,289	24,108

Total Other Assets	716,840	719,659

	$5,003,902	$5,194,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$—	$110,000
Current portion of notes payable	224,526	268,717
Trade accounts payable	521,818	484,605
Accrued payroll and related liabilities	208,486	214,748
Deferred service contract revenue	161,946	168,470
Other accrued expenses	299,452	319,034
Accrued income taxes	—	76,545

Total Current Liabilities	1,416,228	1,642,119

LONG-TERM LIABILITIES:
Notes payable	127,370	241,525

Total Liabilities	1,543,598	1,883,644

STOCKHOLDERS’ EQUITY:
Common stock, $.01 stated value; 10,000,000 shares
authorized; 2,649,827 shares issued	26,498	26,498
Additional paid-in capital	1,982,084	1,941,324
Retained earnings	1,451,722	1,342,854

Total Stockholders’ Equity	3,460,304	3,310,676

	$5,003,902	$5,194,320

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended December 31,
	2006	2005

SALES AND SERVICES	$2,705,159	$2,493,011

COST OF SALES AND SERVICES	1,588,350	1,517,573

GROSS PROFIT	1,116,809	975,438

OPERATING EXPENSES
Selling and administrative expenses	560,163	494,683
Research and development	324,957	280,511

Total operating expenses	885,120	775,194

INCOME FROM OPERATIONS	231,689	200,244

OTHER INCOME (EXPENSE)
Interest income	1,275	—
Interest expense	(9,309)	(16,293)
Miscellaneous	(198)	2,245

Total other income (expense)	(8,232)	(14,048)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	223,457	186,196

PROVISION FOR INCOME TAXES	79,342	64,167

NET INCOME	$144,115	$122,029

INCOME PER SHARE
BASIC	$0.05	$0.05
DILUTED	$0.05	$0.04

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the six months ended December 31,
	2006	2005

SALES AND SERVICES	$5,128,727	$5,019,840

COST OF SALES AND SERVICES	3,053,423	3,008,325

GROSS PROFIT	2,075,304	2,011,515

OPERATING EXPENSES
Selling and administrative expenses	1,180,379	1,018,680
Research and development	703,117	501,668

Total operating expenses	1,883,496	1,520,348

INCOME FROM OPERATIONS	191,808	491,167

OTHER INCOME (EXPENSE)
Interest income	1,738	—
Interest expense	(20,866)	(34,270)
Miscellaneous	693	1,997

Total other income (expense)	(18,435)	(32,273)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	173,373	458,894

PROVISION FOR INCOME TAXES	64,505	163,270

NET INCOME	$108,868	$295,624

INCOME PER SHARE
BASIC	$0.04	$0.11
DILUTED	$0.04	$0.11

BIOTEL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the six months ended December 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$108,868	$295,624
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	159,518	123,556
Stock-based compensation	40,760	—
Increase in allowance for doubtful accounts	5,230	7,312
Increase in inventory valuation allowance	10,528	79,235
Loss (Gain) on disposal of fixed assets	488	(1,997)
Changes in deferred and accrued amounts
Trade accounts receivable	462,620	519,892
Prepaid expenses	(28,366)	(52,280)
Inventories	(51,202)	23,626
Other assets	(1,181)	—
Trade accounts payable	37,213	(328,161)
Accrued payroll and related liabilities	(6,262)	(27,797)
Other accrued expenses	(19,582)	66,971
Deferred service contract revenue	(6,524)	(10,622)
Income taxes payable	(145,549)	22,809

Net cash provided by operating activities	566,559	718,168

INVESTING ACTIVITIES
Purchases of property and equipment	(255,115)	(137,461)
Proceeds from sale of property and equipment	7,500	6,000

Net cash used for investing activities	(247,615)	(131,461)

FINANCING ACTIVITIES
Proceeds from issuance of common stock
Net change on line of credit	(110,000)	(315,031)
Payments of long-term debt	(158,346)	(100,035)

Net cash used for financing activities	(268,346)	(415,066)

Net increase in cash and cash equivalents	50,598	171,641

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2006 and 2005	51,186	17,045

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31, 2006 and 2005	$101,784	$188,686

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended December 30, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2005	$26,498	2,649,827	$1,941,324	$890,629	$2,858,451

Net Income	—	—	—	295,624	295,624

Balance, December 30, 2005	$26,498	2,649,827	$1,941,324	$1,186,253	$3,154,075

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Stock-based compensation			40,760		40,760

Net Income	—	—	—	108,868	108,868

Balance, December 30, 2006	$26,498	2,649,827	$1,982,084	$1,451,722	$3,460,304

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

NOTE 2 – INVENTORIES

As of December 31 and June 30, 2006, inventories consist of the following:

	December 31, 2006	June 30, 2006
Raw materials and supplies	$1,399,377	$1,296,078
Work in process	2,233	—
Finished Goods	294,589	351,340
Evaluation units and replacements	9,503	7,082

	1,705,702	1,654,500
Valuation Allowance	(523,739)	(513,211)

	$1,181,963	$1,141,289

NOTE 3 – WARRANTY RESERVE

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At December 31 and June 30, 2006, the warranty reserve totaled $84,043 and $97,471, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of December 31, 2006:

Balance, June 30, 2006	$97,471

Claims Paid	(23,589)
Additional warranties issued and revisions in estimates of previously issued warranties	10,161

Balance, December 31, 2006	$84,043

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

	Three months ended
	December 31, 2006	December 31, 2005
Net income, as reported	$144,115	$122,029

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,380	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,380)	(5,308)

Pro forma net income	$144,115	$116,721

Earnings per share:
Basic - as reported	$0.05	$0.05
Basic - pro forma	$0.05	$0.04
Diluted - as reported	$0.05	$0.04
Diluted - pro forma	$0.05	$0.04

	Six months ended
	December 31, 2006	December 31, 2005
Net income, as reported	$108,868	$295,624

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,760)	(58,762)

Pro forma net income	$108,868	$236,862

Earnings per share:
Basic - as reported	$0.04	$0.11
Basic - pro forma	$0.04	$0.09
Diluted - as reported	$0.04	$0.11
Diluted - pro forma	$0.04	$0.09

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of December 31, 2006 and 2005, Biotel Inc. had 333,000 and 358,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 2.37 years. No options were exercised during the three months ended December 31, 2006 and 2005. No options were exercised during the six months ended December 31, 2006 and 2005. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2005	296,000	354,000	$1.1379	185,750	$0.9040

Balance at September 30, 2005	296,000	354,000	$1.2641	274,500	$1.1181

Granted	(10,000)	10,000
Expired	6,000	(6,000)

Balance at December 31, 2005	292,000	358,000	$1.2784	245,000	$1.2712

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.2260	281,000	$1.1440

Balance at December 31, 2006	317,000	333,000	$1.2260	286,500	$1.1876

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2006 was 2,649,827 and 2,752,173, respectively, and for the three months ended December 31, 2005, was 2,649,827 and 2,760,024, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the six months ended December 31, 2006 was 2,649,827 and 2,758,806, respectively, and for the six months ended December 31, 2005, was 2,649,827 and 2,770,388, respectively.

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

	Three months ended December 31, 2006
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	$2,287,732	$192,592	$—	$2,480,324
International Revenues	171,684	53,151	—	224,835
Revenues from external customers	2,459,416	245,743	—	2,705,159
Intersegment revenues	50,795	(50,795)	—	—
Interest expense	318	—	8,991	9,309
Income tax expense	64,998	17,859	(3,515)	79,342
Depreciation	73,725	2,327	6,142	82,194
Segment profit	116,260	34,678	(6,823)	144,115
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	139,818	—	—	139,818

	Three months ended December 31, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,081,107	$189,264	$—	$2,270,371
International revenues	216,224	6,416	—	222,640
Revenues from external customers	2,297,331	195,680	—	2,493,011
Intersegment revenues	20,046	(20,046)	—	—
Interest expense	1,227	—	15,066	16,293
Income tax expense	40,550	13,574	10,043	64,167
Depreciation and Amortization	55,364	1,668	5,801	62,833
Segment profit	76,187	26,348	19,494	122,029
Goodwill	695,551	—	—	695,551
Total segment assets	4,095,610	246,134	736,576	5,078,320
Purchase of property and equipment	70,482	26,078	7,500	104,060

	Six months ended December 31, 2006
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,311,201	$407,286	$—	$4,718,487
International revenues	344,273	65,967	—	410,240
Revenues from external customers	4,655,474	473,253	—	5,128,727
Intersegment revenues	88,490	(88,490)	—	—
Interest expense	1,272	—	19,594	20,866
Income tax expense	24,493	35,160	4,852	64,505
Depreciation and Amortization	142,606	4,754	12,158	159,518
Segment profit	50,856	68,129	(10,117)	108,868
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	253,613	—	1,502	255,115

	Six months ended December 31, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,237,120	$445,610	$—	$4,682,730
International revenues	317,806	19,304	—	337,110
Revenues from external customers	4,554,926	464,914	—	5,019,840
Intersegment revenues	61,651	(61,651)	—	—
Interest expense	2,267	—	32,003	34,270
Income tax expense	108,714	45,036	9,520	163,270
Depreciation and Amortization	109,489	2,891	11,176	123,556
Segment profit	189,775	87,371	18,478	295,624
Goodwill	695,551	—	—	695,551
Total segment assets	4,095,610	246,134	736,576	5,078,320
Purchase of property and equipment	103,883	26,078	7,500	137,461

NOTE 7 – SUBSEQUENT EVENT

On January 31, 2007, the Company refinanced its line of credit and note payable and obtained a $350,000 term note payable and lines of credit for $1,000,000 and $500,000 with a bank. The term note requires 36 monthly payments of $11,079 of principal and interest at 8.5%, beginning March 5, 2007, with all unpaid principal and interest due February 5, 2010. The lines of credit bear interest at the bank’s prime rate (8.25% at January 31, 2007) plus .25% and expire on February 5, 2008. These debt agreements are collateralized by all of the Company’s assets.

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

Biotel business units, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE and other regulatory testing; and develop, test and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing and manufacturing operations for its customers.

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

Results of Operations

Three Months ended December 31, 2006

Biotel’s net revenues for the three months ended December 31, 2006, were $2,705,000, 8.5% above net revenues of $2,493,000 for the three months ended December 31, 2005. This increase is a result of increased sales to medical corporations during the second quarter of fiscal 2007. In the three months ended December 31, 2006 and 2005, 28% and 29% of Biotel’s revenues were derived from one customer. The loss of this customer would have immediate significant adverse effect on our financial results.

Gross profit margin was $1,117,000 for the quarter ended December 31, 2006, 14.5% better than the gross profit margin of $975,000 for the second quarter of fiscal year 2006. Cost of sales and service increased to $1,588,000 (58.7% of sales) for the three months ended December 31, 2006, compared to $1,518,000 (60.9% of sales) for the second quarter of fiscal year 2006. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin increased due in part to changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $560,000 (20.7% of sales) for the three months ended December 31, 2006, compared to $495,000 (19.8% of sales) for the three months ended December 31, 2005. This increase was due in part to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, which resulted in $20,380 in compensation expense for the second quarter of fiscal 2007. Management believes Biotel will recognize similar compensation expense in each of the two quarters remaining in fiscal year 2007.

Research and development expenditures for the second quarter of fiscal year 2007 were $325,000, an increase of 15.8% compared to $281,000 in the second quarter of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in the second quarter of fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

Interest expenditures decreased to $9,300 for the three-month period ended December 31, 2006, compared to interest expenditures of $16,000 for the three months ended December 31, 2005. Interest expenditures decreased corresponding to the reduction in long term debt.

Net earnings of $144,000 were posted for the second quarter of fiscal year 2007, versus net earnings of $122,000 in the second quarter of fiscal year 2006. Net earnings for the second quarter of fiscal year 2007 improved as a result of increased sales.

Six Months ended December 31, 2006

Biotel’s net revenues for the six months ended December 31, 2006, were $5,129,000, 2.2% above net revenues of $5,020,000 for the six months ended December 31, 2005. This increase is a result of increased sales to medical corporations during the first six months of fiscal 2007. In the six months ended December 31, 2006 and 2005, 2l% and 32% of Biotel’s revenues were derived from one customer. The loss of this customer would have immediate significant adverse effect on our financial results.

Gross profit margin was $2,075,000 for the six months ended December 31, 2006, 3.2% better than the gross profit margin of $2,012,000 for the first six months of fiscal year 2006. Cost of sales and service increased to $3,053,000 (59.5% of sales) for the six months ended December 31, 2006, compared to $3,008,000 (59.9% of sales) for the first six months of fiscal year 2006. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin improved in part due to changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $1,180,000 (23.0% of sales) for the six months ended December 31, 2006, compared to $1,019,000 (20.3% of sales) for the six months ended December 31, 2005. This increase was due in part to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, which resulted in $40,760 in compensation expense for the first six months of fiscal 2007. Management believes Biotel will recognize similar compensation expense in the remainder of fiscal year 2007.

Selling, general and administrative expenses for the six months ended December 31, 2006 also include $80,000 in compensation paid to the former owner of Agility. This amount was paid as a result of an amendment to the purchase agreement which was executed on August 31, 2006. By executing this amendment, the Company actually eliminated its remaining contingent obligation of up to $150,000 under the original purchase agreement and completed all payments due under the Agility purchase agreement.

Research and development expenditures for the first six months of fiscal year 2007 were $703,000, an increase of 40.2% compared to $502,000 in the first half of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

Interest expenditures decreased to $20,900 for the six-month period ended December 31, 2006, compared to interest expenditures of $34,000 for the six months ended December 31, 2005. Interest expenditures decreased corresponding to the reduction in long term debt.

Net earnings of $109,000 were posted for the first six months of fiscal year 2007, versus net earnings of $296,000 in the first half of fiscal year 2006. Net earnings for fiscal year 2007 were affected by the increased expenditures for research and development and the Agility purchase settlement. Net earnings in the first half of fiscal 2007 were also affected by the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, as outlined above.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital decreased to $2,077,000 at December 31, 2006, compared to $2,131,000 at June 30, 2006. The decrease in working capital was largely due to the use of cash for investment in capital equipment during the first half of fiscal 2007.

Cash and cash equivalents were $102,000 at December 31, 2006, compared to $51,000 at June 30, 2006. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities (“current ratio”) was 2.47 to one at December 31, 2006 and 2.30 to one at June 30, 2006.

Accounts receivable decreased to $1,733,000 at December 31, 2006, versus $2,201,000 at June 30, 2006. The decrease in accounts receivable was related to strong collections during the second quarter of fiscal 2007. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the first half of fiscal year 2007, $255,000 was used for capital expenditures, compared with $137,000 in the first six months fiscal year 2006. Capital expenditures were increased as a result of Biotel’s development of new products. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $1,182,000 as of December 31, 2006, compared to $1,141,000 as of June 30, 2006. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,416,000 at December 31, 2006, compared to $1,642,000 on June 30, 2006. This decrease was primarily due to the payment a note payable and estimated income taxes during the three-month period ended December 31, 2006.

Long term liabilities were reduced to $127,000 at December 31, 2006, compared to $242,000 at June 30, 2006, a reduction of approximately $115,000 as a result of payments made on notes outstanding.

As of December 31, 2006, stockholders’ equity had increased to $3,460,000 from $3,311,000 at June 30, 2006. The increase in stockholder’s equity was a result of the increase in retained earnings and the increase in additional paid in capital due to stock-based compensation.

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

Item 3:   Controls and Procedures

(a)           As of December 31, 2006, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

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

Item 1.   Legal Proceedings. Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.   Other Information. Not applicable.

Item 6.   Exhibits

Listing of Exhibits:
10	Second Extension of Lease Agreement
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.
Date: February 12, 2007	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: February 12, 2007	By:	/s/ Judy E. Naus
Its: Chief Financial Officer