Form 10QSB
period 2007-03-31
Biotel Inc.
filed 2007-05-14
CIK 1300128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2007

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

                                 (651) 286-8620
              (Registrant's telephone number, including area code)

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

The number of shares of registrant's common stock, par value $0.01 per share, outstanding as of March 31, 2007, was 2,673,827.

Transitional Small Business Disclosure Format (check one):
Yes [_]           No [X]

                                   BIOTEL INC.
                                      INDEX
                                  _____________




PART I                                                              Page Number
------                                                              -----------
    ITEM 1:   Financial Information

              Consolidated Balance Sheets - March 31, 2007 and
                June 30, 2006                                             1
              Consolidated Statement of Income - Three Months
                Ended March 31, 2007 and 2006                             2
              Consolidated Statement of Income - Nine Months
                Ended March 31, 2007 and 2006                             3
              Consolidated Statements of Cash Flows - Nine Months
                Ended March 31, 2007 and 2006                             4
              Consolidated Statement of Stockholders' Equity -Nine
                Months Ended March 31, 2007 and 2006                      5
              Notes to Consolidated Financial Statements (Unaudited)      6

    ITEM 2:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12

    ITEM 3:   Controls and Procedures                                    17

PART II
-------

    ITEM 1-ITEM 5: NOT APPLICABLE
    ITEM 6:   Exhibits                                                   17

    SIGNATURES                                                           18

                                     PART I

ITEM 1:  FINANCIAL INFORMATION


                          BIOTEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,     JUNE 30,
                                                                        2007          2006
                                                                      UNAUDITED      AUDITED
                                                                      ----------   -----------

                                          ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                           $  286,204   $   51,186
  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE                          1,876,032    2,200,817
    FOR DOUBTFUL ACCOUNTS OF $53,016 AND $50,034
    AT MARCH 31, 2007 AND JUNE 30, 2006, RESPECTIVELY
  INVENTORIES, NET                                                     1,141,334    1,141,289
  DEFERRED TAX ASSET                                                     290,094      290,094
  PREPAID EXPENSES                                                       150,395       87,607
  OTHER CURRENT ASSETS                                                     1,800        1,800
                                                                      ----------   ----------

          TOTAL CURRENT ASSETS                                         3,745,859    3,772,793
                                                                      ----------   ----------

PROPERTY, PLANT & EQUIPMENT, NET                                         767,717      701,868
                                                                      ----------   ----------

OTHER ASSETS:
  GOODWILL                                                               695,551      695,551
  OTHER ASSETS                                                            12,400       24,108
                                                                      ----------   ----------

          TOTAL OTHER ASSETS                                             707,951      719,659
                                                                      ----------   ----------

                                                                      $5,221,527   $5,194,320
                                                                      ==========   ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING LINE OF CREDIT                                            $       --   $  110,000
  CURRENT PORTION OF NOTES PAYABLE                                       109,691      268,717
  TRADE ACCOUNTS PAYABLE                                                 500,415      484,605
  ACCRUED PAYROLL AND RELATED LIABILITIES                                262,369      214,748
  DEFERRED SERVICE CONTRACT REVENUE                                      156,593      168,470
  OTHER ACCRUED EXPENSES                                                 282,945      319,034
  ACCRUED INCOME TAXES                                                     4,838       76,545
                                                                      ----------   ----------

        TOTAL CURRENT LIABILITIES                                      1,316,851    1,642,119

LONG-TERM LIABILITIES:
  NOTES PAYABLE                                                          217,541      241,525
                                                                      ----------   ----------

          TOTAL LIABILITIES                                            1,534,392    1,883,644
                                                                      ----------   ----------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 STATED VALUE; 2,000,000 SHARES
    AUTHORIZED; NO SHARES ISSUED                                              --           --
  COMMON STOCK, $.01 STATED VALUE; 10,000,000 SHARES
    AUTHORIZED; 2,673,827 AND 2,649,827 SHARES ISSUED, RESPECTIVELY       26,738       26,498
  ADDITIONAL PAID-IN CAPITAL                                           2,018,591    1,941,324
  RETAINED EARNINGS                                                    1,641,806    1,342,854
                                                                      ----------   ----------

          TOTAL STOCKHOLDERS' EQUITY                                   3,687,135    3,310,676
                                                                      ----------   ----------

                                                                      $5,221,527   $5,194,320
                                                                      ==========   ==========

              See notes to consolidated financial statements which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2007            2006
                                                     -----------    ------------

SALES AND SERVICES                                   $ 2,989,879    $ 2,468,581

COST OF SALES AND SERVICES                             1,705,385      1,391,191
                                                     -----------    -----------

GROSS PROFIT                                           1,284,494      1,077,390
                                                     -----------    -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                    616,333        605,126
  RESEARCH AND DEVELOPMENT                               341,518        265,238
                                                     -----------    -----------

    TOTAL OPERATING EXPENSES                             957,851        870,364
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   326,643        207,026
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
  INTEREST INCOME                                            981             --
  INTEREST EXPENSE                                        (7,302)       (14,399)
  MISCELLANEOUS                                          (17,947)         2,317
                                                     -----------    -----------

    TOTAL OTHER INCOME (EXPENSE)                         (24,268)       (12,082)
                                                     -----------    -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                           302,375        194,944

PROVISION FOR INCOME TAXES                               112,291         64,971
                                                     -----------    -----------

NET INCOME                                           $   190,084    $   129,973
                                                     ===========    ===========

INCOME PER SHARE
     BASIC                                           $      0.07    $      0.05
                                                     ===========    ===========
     DILUTED                                         $      0.07    $      0.05
                                                     ===========    ===========

              See notes to consolidated financial statements which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                        2007            2006
                                                     -----------    -----------

SALES AND SERVICES                                   $ 8,118,606    $ 7,488,421

COST OF SALES AND SERVICES                             4,758,808      4,399,765
                                                     -----------    -----------

GROSS PROFIT                                           3,359,798      3,088,656
                                                     -----------    -----------

OPERATING EXPENSES
  SELLING AND ADMINISTRATIVE EXPENSES                  1,796,712      1,623,806
  RESEARCH AND DEVELOPMENT                             1,044,635        766,906
                                                     -----------    -----------

    TOTAL OPERATING EXPENSES                           2,841,347      2,390,712
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   518,451        697,944
                                                     -----------    -----------

OTHER INCOME (EXPENSE)
  INTEREST INCOME                                          2,719             --
  INTEREST EXPENSE                                       (28,168)       (48,669)
  MISCELLANEOUS                                          (17,254)         4,563
                                                     -----------    -----------

    TOTAL OTHER INCOME (EXPENSE)                         (42,703)       (44,106)
                                                     -----------    -----------

NET INCOME BEFORE
    PROVISION FOR INCOME TAXES                           475,748        653,838

PROVISION FOR INCOME TAXES                               176,796        228,241
                                                     -----------    -----------

NET INCOME                                           $   298,952    $   425,597
                                                     ===========    ===========

INCOME PER SHARE
     BASIC                                           $      0.11    $      0.16
                                                     ===========    ===========
     DILUTED                                         $      0.11    $      0.15
                                                     ===========    ===========


              See notes to consolidated financial statements which are an integral part of these financial statements.

                                  BIOTEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                    FOR THE NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                      2007            2006
                                                                    ---------       ---------
OPERATING ACTIVITIES
      NET INCOME                                                    $ 298,952       $ 425,597
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES
           DEPRECIATION AND AMORTIZATION                              245,619         192,382
           STOCK-BASED COMPENSATION                                    62,507              --
           INCREASE (DECREASE) IN ALLOWANCE FOR DOUBTFUL ACCOUNTS       2,982         (23,483)
           INCREASE IN INVENTORY VALUATION ALLOWANCE                   16,416          68,781
           LOSS (GAIN) ON DISPOSAL OF FIXED ASSETS                     16,588          (2,350)
           CHANGES IN DEFERRED AND ACCRUED AMOUNTS
                TRADE ACCOUNTS RECEIVABLE                             321,803         (55,268)
                PREPAID EXPENSES                                      (62,788)        (21,105)
                INVENTORIES                                           (16,461)          2,165
                OTHER ASSETS                                            7,708         (12,400)
                TRADE ACCOUNTS PAYABLE                                 15,810        (190,993)
                ACCRUED PAYROLL AND RELATED LIABILITIES                47,621          (7,501)
                OTHER ACCRUED EXPENSES                                (36,089)        207,228
                DEFERRED SERVICE CONTRACT REVENUE                     (11,877)        (21,019)
                INCOME TAXES PAYABLE                                  (71,707)         87,780
                                                                    ---------       ---------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES        837,084         649,814
                                                                    ---------       ---------

INVESTING ACTIVITIES
      PURCHASES OF PROPERTY AND EQUIPMENT                            (337,356)       (260,488)
      PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                     13,300          13,950
                                                                    ---------       ---------

                     NET CASH USED FOR INVESTING ACTIVITIES          (324,056)       (246,538)
                                                                    ---------       ---------

FINANCING ACTIVITIES
      PROCEEDS FROM ISSUANCE OF COMMON STOCK                           15,000              --
      NET CHANGE ON LINE OF CREDIT                                   (110,000)       (235,394)
      PAYMENTS OF LONG-TERM DEBT                                     (183,010)       (150,322)
                                                                    ---------       ---------

                     NET CASH USED FOR FINANCING ACTIVITIES          (278,010)       (385,716)
                                                                    ---------       ---------

                     NET INCREASE IN CASH AND CASH EQUIVALENTS        235,018          17,560

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2006 AND 2005                 51,186          17,045
                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2007 AND 2006             $ 286,204       $  34,605
                                                                    =========       =========

CASH PAID FOR
      INTEREST EXPENSE                                              $  31,234       $  40,892
                                                                    =========       =========
      INCOME TAXES                                                  $ 248,449       $ 140,000
                                                                    =========       =========

              See notes to consolidated financial statements which are an integral part of these financial statements.

                          BIOTEL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the nine months ended March 31, 2007 and 2006

                                   COMMON STOCK        ADDITIONAL
                             -----------------------    PAID-IN      RETAINED
                               AMOUNT       SHARES      CAPITAL      EARNINGS       TOTAL
                             ----------   ----------   ----------   ----------   ----------

Balance, June 30, 2005       $   26,498    2,649,827   $1,941,324   $  890,629   $2,858,451

  Net Income                         --           --           --      425,597      425,597
                             ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2006      $   26,498    2,649,827   $1,941,324   $1,316,226   $3,284,048
                             ==========   ==========   ==========   ==========   ==========

Balance, June 30, 2006       $   26,498    2,649,827   $1,941,324   $1,342,854   $3,310,676

  Options exercised                 240       24,000       14,760           --       15,000

  Stock-based compensation           --           --       62,507           --       62,507

  Net Income                         --           --           --      298,952      298,952
                             ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2007      $   26,738    2,673,827   $2,018,591   $1,641,806   $3,687,135
                             ==========   ==========   ==========   ==========   ==========

              See notes to consolidated financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2006, filed by Biotel Inc. (the "Company") on September 28, 2006.

         The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.


NOTE 2 - INVENTORIES
--------------------

         As of March 31, 2007 and June 30, 2006, inventories consist of the following:

                                                 MARCH 31,      JUNE 30,
                                                   2007           2006
                                                -----------    -----------

Raw materials and supplies                      $ 1,317,301    $ 1,296,078
Work in process                                       2,041             --
Finished Goods                                      342,165        351,340
Evaluation units and replacements                     9,455          7,082
                                                -----------    -----------

                                                  1,670,962      1,654,500
Valuation Allowance                                (529,628)      (513,211)
                                                -----------    -----------

                                                $ 1,141,334    $ 1,141,289
                                                ===========    ===========



NOTE 3 - WARRANTY RESERVE

         The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2007 and June 30, 2006, the warranty reserve totaled $79,191 and $97,471, respectively. At March 31, 2006 and June 30, 2005, the warranty reserve totaled $99,171 and $79,062, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of March 31, 2007 and 2006:

                                                      MARCH 31,   MARCH 31,
                                                        2007        2006
                                                      --------    --------

Beginning of Period, June 30, 2006 and 2005           $ 97,471    $ 79,062

Claims Paid                                            (39,009)    (62,139)
Additional warranties issued and revisions in
    estimates of previously issued warranties           20,729      82,248
                                                      --------    --------

End of Period, March 31, 2007 and 2006                $ 79,191    $ 99,171
                                                      ========    ========


NOTE 4 - STOCK-BASED COMPENSATION
---------------------------------

         On July 1, 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), ACCOUNTING FOR STOCK-BASED COMPENSATION, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (AS AMENDED) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to July 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

                                                         THREE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        2007           2006
                                                     -----------    -----------
Net income, as reported                              $   190,084    $   129,973
Add:  Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects                                     21,748             --
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects             (21,748)            --
                                                     -----------    -----------

Pro forma net income                                 $   190,084    $   129,973
                                                     ===========    ===========

Earnings per share:
  Basic - as reported                                $      0.07    $      0.05
  Basic - pro forma                                  $      0.07    $      0.05
  Diluted - as reported                              $      0.07    $      0.05
  Diluted - pro forma                                $      0.07    $      0.05



                                                         NINE MONTHS ENDED
                                                      MARCH 31,      MARCH 31,
                                                        2007           2006
                                                     -----------    -----------
Net income, as reported                              $   298,952    $   425,597
Add:  Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects                                     62,507
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects             (62,507)       (58,762)
                                                     -----------    -----------

Pro forma net income                                 $   298,952    $   366,835
                                                     ===========    ===========

Earnings per share:
  Basic - as reported                                $      0.11    $      0.14
  Basic - pro forma                                  $      0.11    $      0.13
  Diluted - as reported                              $      0.11    $      0.16
  Diluted - pro forma                                $      0.11    $      0.15


         Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2007 and 2006, Biotel Inc. had 301,000 and 358,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 2.13 years. During the three months ended March 31, 2007, 24,000 options were exercised. No options were exercised during the three months ended March 31, 2006. During the nine months ended March 31, 2007, 24,000 options were exercised. No options were exercised during the nine months ended March 31, 2006. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

         A summary of the activity under the Company's plan is as follows:

                                                OUTSTANDING          EXERCISABLE
                                           --------------------  -------------------
                                                       WEIGHTED             WEIGHTED
                                                       AVERAGE              AVERAGE
                                SHARES      NUMBER     EXERCISE   NUMBER    EXERCISE
                               AVAILABLE   OF SHARES    PRICE    OF SHARES   PRICE
------------------------------------------------------------------------------------

Balance at June 30, 2005        296,000     354,000    $1.1379    185,750   $0.9040

Granted                         (10,000)     10,000
Expired                           6,000      (6,000)
                               ----------------------------------------------------

Balance at December 31, 2005    292,000     358,000    $1.2784    245,000   $1.2712
                               ====================================================

Balance at March 31, 2006       292,000     358,000    $1.2784    245,000   $1.2712
                               ====================================================

Balance at June 30, 2006        322,000     328,000    $1.1898    230,000   $1.0510

Granted                         (10,000)     10,000
Expired                           5,000      (5,000)
                               ----------------------------------------------------

Balance at December 31, 2006    317,000     333,000    $1.2260    286,500   $1.1876
                               ====================================================

Exercised                        24,000     (24,000)
Expired                           8,000      (8,000)
                               ----------------------------------------------------

Balance at March 31, 2007       349,000     301,000     1.2386    254,500    1.2584
                               ====================================================


NOTE 5 - EARNINGS PER SHARE OF COMMON STOCK
--------------------------------------------

         The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2007 was 2,657,827 and 2,761,264, respectively, and for the three months ended March 31, 2006 was 2,649,827 and 2,746,853, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2007 was 2,652,455 and 2,758,078, respectively, and for the nine months ended March 31, 2006 was 2,649,827 and 2,763,427, respectively.


NOTE 6 - OPERATIONS AND INDUSTRY SEGMENTS
-----------------------------------------

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

                                                       THREE MONTHS ENDED MARCH 31, 2007
                                     ---------------------------------------------------------------------
                                       OEM MEDICAL     DIRECT MEDICAL
                                     EQUIPMENT SALES   EQUIPMENT SALES      CORPORATE           TOTALS
                                     ---------------   ---------------   ---------------   ---------------

Domestic Revenues                    $     2,563,261   $       130,404   $            --   $     2,693,665
International Revenues                       256,477            39,737                --           296,214
                                     ---------------   ---------------   ---------------   ---------------
Revenues from external customers           2,819,738           170,141                --         2,989,879
Intersegment revenues                         49,028           (49,028)               --                --
Interest expense                                  --                --             7,302             7,302
Income tax expense                           113,819             5,233            (6,761)          112,291
Depreciation and amortization                 77,767             2,193             6,141            86,101
Segment profit                               193,075            10,157           (13,148)          190,084
Goodwill                                     695,551                --                --           695,551
Total segment assets                       4,386,592           137,313           697,622         5,221,527
Purchase of property and equipment            95,265                --                --            95,265


                                                       THREE MONTHS ENDED MARCH 31, 2006
                                     ---------------------------------------------------------------------
                                       OEM MEDICAL     DIRECT MEDICAL
                                     EQUIPMENT SALES   EQUIPMENT SALES      CORPORATE           TOTALS
                                     ---------------   ---------------   ---------------   ---------------

Domestic revenues                    $     2,032,501   $       237,029   $            --   $     2,269,530
International revenues                       163,474            35,577                --           199,051
                                     ---------------   ---------------   ---------------   ---------------
Revenues from external customers           2,195,975           272,606                --         2,468,581
Intersegment revenues                         47,224           (47,224)               --                --
Interest expense                               1,227                --            13,172            14,399
Income tax expense                            34,751            29,513               707            64,971
Depreciation and amortization                 60,318             2,462             6,017            68,797
Segment profit                                70,078            58,521             1,374           129,973
Goodwill                                     695,551                --                --           695,551
Total segment assets                       4,834,890           203,942           551,109         5,589,941
Purchase of property and equipment           123,289                --                --           123,289

                                                       NINE MONTHS ENDED MARCH 31, 2007
                                     ---------------------------------------------------------------------
                                       OEM MEDICAL     DIRECT MEDICAL
                                     EQUIPMENT SALES   EQUIPMENT SALES      CORPORATE           TOTALS
                                     ---------------   ---------------   ---------------   ---------------

Domestic revenues                    $     7,218,735   $       537,690   $            --   $     7,756,425
International revenues                       256,477           105,704                --           362,181
                                     ---------------   ---------------   ---------------   ---------------
Revenues from external customers           7,475,212           643,394                --         8,118,606
Intersegment revenues                        137,518          (137,518)               --                --
Interest expense                               1,272                --            26,896            28,168
Income tax expense                           138,312            40,393            (1,909)          176,796
Depreciation and amortization                220,373             6,947            18,299           245,619
Segment profit                               243,931            78,286           (23,265)          298,952
Goodwill                                     695,551                --                --           695,551
Total segment assets                       4,386,592           137,313           697,622         5,221,527
Purchase of property and equipment           335,854                --             1,502           337,356


                                                       NINE MONTHS ENDED MARCH 31, 2006
                                     ---------------------------------------------------------------------
                                       OEM MEDICAL     DIRECT MEDICAL
                                     EQUIPMENT SALES   EQUIPMENT SALES      CORPORATE           TOTALS
                                     ---------------   ---------------   ---------------   ---------------

Domestic revenues                    $     6,269,621   $       682,639   $            --   $     6,952,260
International revenues                       481,280            54,881                --           536,161
                                     ---------------   ---------------   ---------------   ---------------
Revenues from external customers           6,750,901           737,520                --         7,488,421
Intersegment revenues                        155,005          (155,005)               --                --
Interest expense                               3,494                --            45,175            48,669
Income tax expense                           143,465            74,549            10,227           228,241
Depreciation and amortization                169,805             5,385            17,192           192,382
Segment profit                               259,853           145,892            19,852           425,597
Goodwill                                     695,551                --                --           695,551
Total segment assets                       4,834,890           203,942           551,109         5,589,941
Purchase of property and equipment           226,910            26,078             7,500           260,488


NOTE 7 - FINANCING ACTIVITIES
-----------------------------

On January 31, 2007, the Company refinanced its line of credit and note payable and obtained a $350,000 term note payable and lines of credit for $1,000,000 and $500,000 with a bank. The term note requires 36 monthly payments of $11,079 of principal and interest at 8.5%, beginning March 5, 2007, with all unpaid principal and interest due February 5, 2010. The lines of credit bear interest at the bank's prime rate (8.25% at March 31, 2007) plus .25% and expire on February 5, 2008. These debt agreements are collateralized by all of the Company's assets. As of March 31, 2007, the balance of the term note was $327,000, compared with the balance of $510,000 on the term note as of June 30, 2006. As of March 31, 2007, there was no balance outstanding on the line of credit, compared with a balance of $110,000 as of June 30, 2006.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

         Biotel's net revenues for the three months ended March 31, 2007, were $2,990,000, 21.1% above net revenues of $2,469,000 for the three months ended March 31, 2006. This increase is a result of increased sales to medical corporations during the third quarter of fiscal 2007. In the three months ended March 31, 2007, 49% of Biotel's revenues were derived from three customers; and in the three months ended March 31, 2006, 40% of Biotel's revenues were derived from two customers. The loss of any of these customers would have immediate significant adverse effect on our financial results.

         Gross profit margin was $1,284,000 for the quarter ended March 31, 2007, 19.2% better than the gross profit margin of $1,077,000 for the third quarter of fiscal year 2006. Cost of sales and service increased to $1,705,000 (57.0% of sales) for the three months ended March 31, 2007, compared to $1,391,000 (56.4% of sales) for the third quarter of fiscal year 2006. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin increased due in part to changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

         Selling, general and administrative expenses increased to $616,000 (20.6% of sales) for the three months ended March 31, 2007, compared to $605,000 (24.5% of sales) for the three months ended March 31, 2006. This increase was due in part to the adoption of SFAS No. 123(R), ACCOUNTING FOR STOCK-BASED COMPENSATION, which resulted in $21,748 in compensation expense for the third quarter of fiscal 2007. Management believes Biotel will recognize similar compensation expense in the remaining quarter of fiscal year 2007.

         Research and development expenditures for the third quarter of fiscal year 2007 were $342,000, an increase of 28.8% compared to $265,000 in the third quarter of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in the third quarter of fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

         Interest expenditures decreased to $7,300 for the three-month period ended March 31, 2007, compared to interest expenditures of $14,000 for the three months ended March 31, 2006. Interest expenditures decreased corresponding to the reduction in long term debt.

         Net earnings of $190,000 were posted for the third quarter of fiscal year 2007, versus net earnings of $130,000 in the third quarter of fiscal year 2006. Net earnings for the third quarter of fiscal year 2007 improved as a result of increased sales.

NINE MONTHS ENDED MARCH 31, 2007

         Biotel's net revenues for the nine months ended March 31, 2007, were $8,119,000, 8.4% above net revenues of $7,488,000 for the nine months ended March 31, 2006. This increase is a result of increased sales to medical corporations during fiscal 2007. In the nine months ended March 31, 2007, 44% of Biotel's revenues were derived from three customers; and in the nine months ended March 31, 2006, 37% of Biotel's revenues were derived from two customers. The loss of any of these customers would have immediate significant adverse effect on our financial results.

         Gross profit margin was $3,360,000 for the nine months ended March 31, 2007, 8.8% better than the gross profit margin of $3,089,000 for the first nine months of fiscal year 2006. Cost of sales and service increased to $4,759,000 (58.6% of sales) for the nine months ended March 31, 2007, compared to $4,400,000 (58.7% of sales) for the first nine months of fiscal year 2006. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin improved in part due to changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

         Selling, general and administrative expenses increased to $1,797,000 (22.1% of sales) for the nine months ended March 31, 2007, compared to $1,624,000 (21.7% of sales) for the nine months ended March 31, 2006. This increase was due in part to the adoption of SFAS No. 123(R), ACCOUNTING FOR STOCK-BASED COMPENSATION, which resulted in $62,507 in compensation expense for the first nine months of fiscal 2007. Management believes Biotel will recognize similar compensation expense in the remainder of fiscal year 2007.

         Selling, general and administrative expenses for the nine months ended March 31, 2007, also include $80,000 in compensation paid to the former owner of Agility. This amount was paid as a result of an amendment to the purchase agreement which was executed on August 31, 2006. By executing this amendment, the Company actually eliminated its remaining contingent obligation of up to $150,000 under the original purchase agreement and completed all payments due under the Agility purchase agreement.

         Research and development expenditures for the first nine months of fiscal year 2007 were $1,045,000, an increase of 36.2% compared to $767,000 in the first nine months of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

         Interest expenditures decreased to $28,000 for the nine-month period ended March 31, 2007, compared to interest expenditures of $49,000 for the nine months ended March 31, 2006. Interest expenditures decreased corresponding to the reduction in long term debt.

         Net earnings of $299,000 were posted for the first nine months of fiscal year 2007, versus net earnings of $426,000 in the first nine months of fiscal year 2006. Net earnings for fiscal year 2007 were affected by the increased expenditures for research and development and the Agility purchase settlement. Net earnings in fiscal year 2007 were also affected by the adoption of SFAS No. 123(R), ACCOUNTING FOR STOCK-BASED COMPENSATION, as outlined above.

OFF-BALANCE SHEET ARRANGEMENTS

         Biotel does not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $2,429,000 at March 31, 2007, compared to $2,131,000 at June 30, 2006. The increase in working capital was largely due to refinancing of a note payable which reduced the current portion of the note payable.

         Cash and cash equivalents were $286,000 at March 31, 2007, compared to $51,000 at June 30, 2006. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities ("current ratio") was 2.84 to one at March 31, 2007 and 2.30 to one at June 30, 2006.

         Accounts receivable decreased to $1,876,000 at March 31, 2007, versus $2,201,000 at June 30, 2006. The decrease in accounts receivable was related to strong collections during the third quarter of fiscal 2007. To the extent that credit terms are extended to customers, Biotel's cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

         During the first nine months of fiscal year 2007, $337,000 was used for capital expenditures, compared with $260,000 in the first nine months of fiscal year 2006. Capital expenditures were increased as a result of Biotel's development of new products. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

         Inventory of $1,141,000 as of March 31, 2007 was unchanged from the inventory level of $1,141,000 as of June 30, 2006. Biotel's subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

         Current liabilities decreased to $1,317,000 at March 31, 2007, compared to $1,642,000 on June 30, 2006. This decrease was primarily due to payment a note payable and estimated income taxes during the first nine months of fiscal 2007.

         Long term liabilities were reduced to $218,000 at March 31, 2007, compared to $242,000 at June 30, 2006, as a result of principal payments and refinancing of the note payable.

         On January 31, 2007, the Company refinanced its line of credit and note payable and obtained a $350,000 term note payable and lines of credit for $1,000,000 and $500,000 with a bank. The term note requires 36 monthly payments of $11,079 of principal and interest at 8.5%, beginning March 5, 2007, with all unpaid principal and interest due February 5, 2010. The lines of credit bear interest at the bank's prime rate (8.25% at March 31, 2007) plus .25% and expire on February 5, 2008. These debt agreements are collateralized by all of the Company's assets. As of March 31, 2007, the balance of the term note was $327,000, compared with the balance of $510,000 on the term note as of June 30, 2006. As of March 31, 2007, there was no balance outstanding on the line of credit, compared with a balance of $110,000 as of June 30, 2006.

         As of March 31, 2007, stockholders' equity had increased to $3,687,000 from $3,311,000 at June 30, 2006. The increase in stockholder's equity was a result of the increase in retained earnings and the increase in additional paid in capital due to stock-based compensation.

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

ITEM 3:  CONTROLS AND PROCEDURES

(a) As of March 31, 2007, an evaluation was performed by Biotel's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the President and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective.

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


                              BIOTEL INC.


Date:  May 14, 2007           By: /s/ B. Steven Springrose
                                  --------------------------------------------
                                  Its:  Chief Executive Officer and President



Date:  May 14, 2007           By: /s/ Judy E. Naus
                                  --------------------------------------------
                                  Its:  Chief Financial Officer