Form 10KSB
period 2007-06-30
Biotel Inc.
filed 2007-09-28
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-50914

BIOTEL INC.

(Name of Small business Issuer in its Charter)

Minnesota	41-1427114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1285 Corporate Center Drive, Suite 150, Eagan, MN	55121
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (651) 286-8620

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Issuer’s revenues for fiscal year ended June 30, 2007 were $11,233,397.

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 10, 2007 was approximately $6,344,800.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 10, 2007 was 2,673,827.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2007 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (check one). Yes  ☐     No  ☒

PART I

Item 1.    DESCRIPTION OF BUSINESS.

General

Biotel Inc. is a Minnesota corporation that was incorporated in 1982. From 1982 to 1998, Biotel developed and marketed digital Holter recorders and software. Since 1998 we have conducted business as a non-operating holding company through wholly-owned subsidiaries. The businesses of our subsidiaries consist of developing, manufacturing, testing and marketing medical devices and related software as described below:

•

Braemar, Inc. is a North Carolina corporation based in Eagan, Minnesota. Braemar designs, manufactures and services non-invasive medical and other specialized monitoring products and fluid transport, flow measurement and ultrasound products for original equipment manufacturers (“OEMs”). Braemar was incorporated in 1997 and became a wholly-owned subsidiary of Biotel in 1998 through a series of merger and acquisition transactions. Effective July 1, 2006, Braemar acquired the assets of our Carolina Medical, Inc. subsidiary.

•

Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical, Inc., a Minnesota corporation. This business designs, manufactures and services fluid transport, flow measurement and ultrasound products for OEMs. Carolina Medical was incorporated in 1959 and became a wholly owned subsidiary of Biotel in 1998 through a series of merger transactions. Effective July 1, 2006, the assets of Carolina Medical were acquired by our subsidiary, Braemar, Inc. and engineering and manufacturing operations continue at the King, North Carolina facility. Carolina Medical, Inc. was dissolved on November 8, 2006.

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

When we use the terms “Biotel,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to Biotel and its subsidiaries. Biotel’s principal executive offices are located at 1285 Corporate Center Drive, Suite 150, Eagan, Minnesota 55121, and its telephone number is (651) 286-8620. Biotel’s Internet website address is www.biotelinc.com.

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

Products and Services

Biotel’s development, manufacturing and marketing of medical devices falls into two business segments – sales and service to medical corporations and sales and service to clinics and hospitals. Two of our wholly-owned subsidiaries (Braemar and Agility) design, manufacture, test and sell medical devices and services primarily to medical corporations. Our other subsidiary (Advanced Biosensor) sells products and services to clinics and hospitals. Approximately 15% of our revenue is derived from servicing and repairing products, including providing spare parts.

Sales to Medical Corporations

Braemar, Inc.: Braemar develops and manufactures specialty type medical devices marketed through OEM channels. Braemar’s primary product line consists of Holter and event recorders, which allow physicians to monitor and analyze a patient’s heart activity over a continuous period without the need for hospitalization. A Holter recorder is a portable, battery-powered diagnostic device that monitors heart functions, including electrocardiogram readings, over a continuous time period (typically 24 to 48 hours). Data is downloaded for analysis via a USB link or over the Internet. This product is named after its inventor.

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

Braemar is a registered device manufacturer with the United States Food and Drug Administration (“FDA”) and is required to meet the agency’s Quality System Regulation. Braemar’s Eagan, Minnesota manufacturing facility is certified to and meets ISO 9001:2000, ISO 13485:2003 and EN46001 standards.

            Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical. Effective July 1, 2006, Braemar, Inc. acquired the assets of Carolina Medical, and Carolina Medical, Inc. was dissolved on November 8, 2006. At the King, North Carolina facility, Braemar develops, manufactures and services OEM components for fluid transport, flow measurement and ultrasound medical devices. Its leading products are used in the liposuction and cosmetic surgery industry, including pump components, tissue separators and fluid infiltration devices and in electromagnetic blood flow and blood pressure instruments, including blood flow sensors used in heart pumps. The King, North Carolina manufacturing facility is certified to and meets ISO 9001:2000, ISO 13485:2003 and EN46001 standards.

Agility Centralized Research Services, Inc.: Agility contracts with medical device and pharmaceutical companies, contract research and academic research organizations worldwide to provide 24-hour/day 7-day/week electrocardiogram (ECG) data and management services for cardiac safety and therapeutic evaluation purposes within clinical trials. Agility is based in Bannockburn, Illinois.

Sales to Clinics and Hospitals

Advanced Biosensor Inc.: Advanced Biosensor, based in Columbia, South Carolina, is a service and repair facility of PC-based diagnostic monitoring products marketed to clinics and hospitals. Its primary products are maintenance services for Holter devices, Holter recorders supplied by Braemar, Holter diagnostic software supplied by other vendors and Holter supplies.

Marketing and Sales

Approximately 88% of Biotel’s revenues for fiscal 2007 were derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 9% of our revenues during the year ended June 30, 2007.

Sales to Medical Corporations

Braemar manufactures products for use in OEM-manufactured medical devices. OEM sales traditionally result in lower selling expenses due to fewer customers and fewer sales-related employees and independent representatives. However, gross margins are lower for OEM sales and the customer base is highly concentrated.

Agility markets its products to pharmaceutical companies, medical device manufacturers, and contract research and academic research organizations.

Sales to Clinics and Hospitals

Advanced Biosensor markets its products to clinic and hospital end-users. It relies primarily on telemarketing and leads generated from existing customers. At September 1, 2005 Advanced Biosensor abandoned marginal sales activity involving the distribution of the Advanced Biosensor Holter diagnostic software platform to hospitals and clinics.

Significant Customers

The Company had three major customers which accounted for approximately 45% of the Company’s consolidated revenues in the year ended June 30, 2007. The Company had two major customers which accounted for approximately 37% of the Company’s consolidated revenues for the year ended June 30, 2006. The percentage of sales to each of these customers as a percentage of the Company’s consolidated sales is as follows:

	2007	2006
Customer A	22%	27%
Customer B	12%	3%
Customer C	11%	6%
Customer D	7%	10%

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

In addition to actual competitors, Biotel faces possible competition from its OEM customers, who could change their outsourcing strategy and elect to produce or undertake internally the product development, testing, and manufacturing services provided by Biotel.

We believe we enjoy strong customer relations resulting from our long participation in the industry, emphasis on customer service, commitment to quality control and reliability.

Research and Development

Our aggregate research and development expenses during the fiscal years ended June 30, 2007 and 2006 amounted to approximately $1.5 million and $1.2 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

Employees

As of August 31, 2007, we had 53 employees. No employees are represented by labor organizations and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by business segment:

	Sales to Medical Companies	Sales to Clinics and Hospitals
Manufacturing/R&D	38	2
Sales and Marketing	3	0
General and Administrative	9	1
Total	50	3

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

In June, 2006 Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledges full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property. In connection with the Agreement, Carolina Medical paid King Investment Partners $45,000. Also in June, 2006, Biotel notified the State of Minnesota of its Intention to Dissolve Carolina Medical, Inc., a Minnesota Corporation. Carolina Medical, Inc. was dissolved in November, 2006.

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

Product Warranties and Service

We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to one year. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2007 and 2006, our provision for warranty services was $75,906 and $97,471, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience, management’s estimates of future claims and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates and actual experience that can be different than our expectations.

Government and Other Regulation

Biotel’s subsidiaries, Braemar and Advanced Biosensor, are registered device manufacturers with the United States Food and Drug Administration (the “FDA”). The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “Act”) and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to many of the products that are outsourced to us for manufacture.

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

Braemar and Advanced Biosensor’s procedures and records are also subject to ongoing review by the FDA from time to time, pursuant to the FDA’s Quality System Regulation (“QSR”). The QSR for medical devices sets forth standards for the design and manufacturing processes that requires Braemar to maintain certain records and provides for unscheduled inspection of its facilities.

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

The ISO 9000 series of quality management and quality assurance standards has been adopted by over 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality system standard used by companies providing design, development, manufacturing, installation and servicing. Biotel’s quality systems are ISO 9001, ISO 13485 and EN 46001 certified.

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

Management

Executive officers of Biotel are as follows:

Name	Age	Position

B. Steven Springrose	58	Chief Executive Officer of Biotel; Chief Executive Officer of Advanced Biosensor and Agility Centralized Research Services

Harold A. Strandquist	58	President of Braemar

Judy E. Naus	62	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

B. Steven Springrose has served as Biotel’s President and Chief Executive Officer since July 2003, as Secretary since 1982, and as a director since 1982. Mr. Springrose also serves as Carolina Medical’s, Advanced Biosensor’s and Agility’s Chief Executive Officer. Mr. Springrose was employed in a management position with Biotel from 1982 through 1998 and in a management position with Braemar, Inc. from January 1999 to November 1999. Mr. Springrose served as an independent contractor with pacemaker sales from 2000 to 2004. Mr. Springrose earned his bachelor of science degree from the University of Minnesota and a master of science degree from Washington University in St. Louis, Missouri, in biomedical engineering. He also earned an MBA from the University of St. Thomas, and holds three patents.

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

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause these differences include those discussed below as well as those discussed elsewhere in this report.

Three customers generated a significant portion of our revenues. One major customer accounted for 22.1% and 26.9% of our consolidated revenues in the fiscal years ended June 30, 2007 and 2006, respectively, and this customer will likely account for a significant percentage of our revenues during fiscal 2008. During the year ended June 30, 2007, two other customers accounted for 12.2% and 10.9%, respectively, of our consolidated revenues. Because these customers are not required to purchase any minimum amount of products from us, or any products at all, there is no assurance that we will be able to retain these major customers or continue to maintain the levels of sales to them. The loss of or reduction in demand for our products from a major customer could have a material adverse effect on operating results and cash flow from operations.

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

Our business could be materially adversely impacted by risks inherent in international markets. During the 12 months ended June 30, 2007 and 2006, approximately 9.0% and 7.3%, respectively, of our revenues were generated by customers outside the United States. Over 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel’s revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

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

Our common stock is subject to the SEC’s penny stock rules, which makes our shares more difficult to sell. The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	Make a special written suitability determination for the purchaser.
•	Receive the purchaser’s written agreement to a transaction prior to sale.
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

Undesignated shares in our articles of incorporation could prevent or delay a change in control of us or otherwise negatively affect shareholders. Our articles of incorporation currently authorize the board of directors, without shareholder approval, to issue up to 12,000,000 shares of capital stock, of which up to 2,000,000 shares are designated as preferred stock and up to 10,000,000 shares are designated as common stock. We currently have 2,673,827 common shares outstanding. The board of directors may issue up to 2,000,000 preferred shares in one or more classes or series and with those provisions as it determines, without shareholder approval. The holders of our common stock do not have any preemptive rights. The issuance of stock with rights and preferences determined by the board of directors could make it more difficult for a third party to acquire us, dilute the stock ownership or adversely effect the rights of holders of our common stock, including voting rights.

Item 2.    DESCRIPTION OF PROPERTY.

We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	Term of Lease
Braemar, Inc. 1285 Corporate Center Drive, Suite 150 Eagan, MN 55121	Production, manufacturing and administration	17,314	Lease expires August 31, 2011.
Braemar, Inc. 157 Industrial Drive King, NC 27021	Production, manufacturing and administration	13,440	Lease expires June 30, 2008.
Advanced Biosensor Inc. 400 Arbor Lake Drive, Suite B450 Columbia, SC 29223	Administration	2,903	Lease expires April 30, 2009.
Agility Centralized Research Services, Inc. 2275 Half Day Road Suite 133 Bannockburn, IL 60015	Service operations	1,225	Lease expires January 31, 2009.

Item 3.    LEGAL PROCEEDINGS.

Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Over the Counter Bulletin Board under the symbol BTEL.OB. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ending June 30, 2007 are set forth in the table below, as reported by MarketWatch.com. These quotations represent prices between dealers and do  not include retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended 2006 – 2007	Low	High
September 30	$1.60	$2.50
December 31	$1.60	$2.25
March 31	$1.70	$2.13
June 30	$3.00	$5.25

Quarter Ended 2005 – 2006	Low	High
September 30	$1.65	$2.35
December 31	$1.50	$2.35
March 31	$1.62	$2.25
June 30	$1.90	$3.00

As of June 30, 2007, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last three fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

Unregistered Sales of Equity Securities and Use of Proceeds. Biotel did not issue any shares of capital stock during the quarter ended June 30, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2007, under the Biotel 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	301,000	$1.2600	349,000
Equity compensation plans not approved by securities holders	—	—	—
Total	301,000	$1.2600	349,000

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line or declining-balance methods over estimated useful lives of three to 10 years for equipment, three to five years for automobiles and two to five years for leasehold improvements.

SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2007 and 2006, we performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

Results of Operations

Biotel’s net revenues for the year ended June 30, 2007, were $11,233,000, 9.9% above net revenues of $10,223,000 for the year ended June 30, 2006. In the fiscal year ended June 30, 2007, 45% of Biotel’s revenues were derived from three customers. In the fiscal year ended June 30, 2006, 37% of Biotel’s revenues were derived from two customers. The loss of one or more of these customers would have immediate significant adverse effect on our financial results.

Gross profit margin increased to $4,782,000 (42.6%) for fiscal year 2007, compared to $4,137,000 (40.5%) in fiscal year 2006. Cost of sales and service increased to $6,451,000 for fiscal year 2007, compared to $6,087,000 for fiscal year 2006. The increase in cost of sales and service was primarily the result of the increase in sales. Gross profit margin increased as a result of product mix and cost control efforts, as well as increased sales at our clinical research service operation.

Selling, general and administrative expenses increased to $2,363,000 (21.0% of sales) for the year ended June 30, 2007, compared to $2,145,000 (21.0% of sales) for the year ended June 30, 2006. This increase is primarily the result of the change in accounting for stock options expense in fiscal 2007, as well as general corporate legal services and selling expenses associated with increased sales activity. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Research and development expenditures for fiscal year 2007 were $1,464,000, an increase of 19.9% compared to $1,221,000 in fiscal year 2006. The increase was primarily the result of extensive research and development efforts in fiscal year 2007 related to new Holter and event recorder products.

Interest expense decreased to $32,000 for the year ended June 30, 2007, compared to interest expenses of $64,000 for the year ended June 30, 2006. Interest expenditures decreased corresponding to the reduction in long term debt.

Net earnings for the years ended June 30, 2007, and June 30, 2006, were $520,000 and $452,000, respectively. Net earnings improved as a result of increased revenues and cost control efforts.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $2,520,000 at June 30, 2007, compared to $2,131,000 at June 30, 2006. Increase in working capital was largely a result of the decrease in the balance of the revolving line of credit and elimination of the current portion of notes payable in conjunction with the payment of Biotel’s remaining long term debt.

Cash and cash equivalents were $508,000 at June 30, 2007, compared to $51,000 at June 30, 2006. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities (“current ratio”) increased to 2.72 to one at June 30, 2007, compared to 2.30 to one at June 30, 2006.

Accounts receivable decreased to $1,966,000 at June 30, 2007, versus $2,201,000 at June 30, 2006. The decrease in accounts receivable was related to strong collections and improved payment cycles of major customers. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

In fiscal year 2007, $356,000 was used for capital expenditures, compared with $346,000 in fiscal year 2006. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $1,122,000 for the year ended June 30, 2007, compared to $1,141,000 for the year ended June 30, 2006. This increase is a result of materials purchased to support increased sales levels and new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,461,000 at June 30, 2007, compared to $1,642,000 on June 30, 2006. This decrease was primarily due to the decrease in the balance of the revolving line of credit and elimination of the current portion of notes payable in conjunction with payment of long term debt.

Long term liabilities were reduced to zero at June 30, 2007, compared to $242,000 at June 30, 2006, as a result of payment of the term loan and note payable.

As of June 30, 2007, stockholders’ equity had increased to $3,933,000 from $3,311,000 at June 30, 2006. The increase in stockholder’s equity was principally as a result of the increase in retained earnings.

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

As of June 30, 2007 an evaluation was performed by Biotel’s President and Chief Financial Officer of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of that evaluation, the President and Chief Financial Officer concluded that Biotel’s disclosure controls and procedures were effective.

There were no changes in Biotel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 8B.	OTHER INFORMATION.

Not applicable.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from Biotel’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 10.	EXECUTIVE COMPENSATION.

Incorporated by reference from Biotel’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Biotel’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Biotel’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 13.	EXHIBITS.

For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from Biotel’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.
Date: September 26, 2007	By	/s/ B. Steven Springrose
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

/s/ B. Steven Springrose	September 26, 2007
B. Steven Springrose (President, Chief Executive Officer and a Director)

/s/ Judy E. Naus	September 26, 2007
Judy E. Naus (Chief Financial Officer and Chief Accounting Officer)

/s/ C. Roger Jones	September 26, 2007
C. Roger Jones (Director)

/s/ Stanley N. Bormann	September 26, 2007
Stanley N. Bormann (Director)

/s/ L. John Ankney	September 26, 2007
L. John Ankney (Director)

/s/ David A. Heiden	September 26, 2007
David A. Heiden (Director)

/s/ Spencer M. Vawter	September 26, 2007
Spencer M. Vawter (Director)

Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of Biotel Inc.**
3.2	Bylaws of Biotel Inc. **
4.1	Specimen Common Stock Certificate. **
10.1	Lease Agreement dated March 1, 2006 between Braemar, Inc. and DB Quad Prairie Business Center, Inc. ****
10.2	Commercial Lease Agreement dated June 30, 2006 between Braemar, Inc. and King Investment Partners. *****
10.3	Lease Agreement dated October 1, 2005 between Advanced Biosensor, Inc. and AP Southeast Portfolio Partners, L.P., as amended. ****
10.4	Office Lease dated December 28, 2006 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza, L.L.C. ******
10.5	Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research Services, LLC. **
10.6	OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003.**
10.7	Termination of Lease, Release, Hold Harmless and Indemnification Agreement dated June 30, 2006. *****
11.1	Statement regarding computation of per share earnings. ***
21.1	Subsidiaries of Biotel Inc. *
24.1	Power of Attorney (included in signature page) *
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* **	Filed herewith. Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
***	Previously filed with Amendment No. 2 to Form 10-SB on December 27, 2004, Commission File No. 0-50914.
**** *****	Previously filed with Form 10-QSB on February 14, 2006, Commissions File NO. 0-50914. Previously filed with Form 10-KSB on September 28,2006, Commission File No. 0-50914.
******	Previously filed with Form 10-QSB on December 31, 2006, Commission File No. 0-50914.

REPORT ON CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2007 AND 2006

BIOTEL INC. AND SUBSIDIARIES

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS
Consolidated balance sheets	F-4
Consolidated statements of income	F-5
Consolidated statements of cash flows	F-6
Consolidated statements of stockholders’ equity	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Biotel Inc. and Subsidiaries

Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Biotel Inc. and Subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

September 24, 2007

Columbia, South Carolina

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$508,314	$51,186
Trade accounts receivable, net of allowance for doubtful accounts of $35,707 and $50,034 at June 30, 2007 and June 30, 2006, respectively	1,966,415	2,200,817
Inventories, net	1,122,259	1,141,289
Deferred tax asset	200,342	290,094
Prepaid expenses	184,149	87,607
Other current assets	—	1,800

Total Current Assets	3,981,479	3,772,793

PROPERTY & EQUIPMENT, Net	704,327	701,868

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	12,400	24,108

Total Other Assets	707,951	719,659

	$5,393,757	$5,194,320

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit	$—	$110,000
Current portion of notes payable	—	268,717
Trade accounts payable	678,094	484,605
Accrued payroll and related liabilities	243,766	214,748
Deferred service contract revenue	177,969	168,470
Other accrued expenses	277,488	319,034
Accrued income taxes	83,940	76,545

Total Current Liabilities	1,461,257	1,642,119

LONG-TERM LIABILITIES:
Notes payable	—	241,525

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)

Total Liabilities	1,461,257	1,883,644

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—

Common stock, $.01 stated value; 10,000,000 shares authorized; 2,673,827 and 2,649,827 shares issued at June 30, 2007 and 2006, respectively	26,738	26,498

Additional paid-in capital	2,043,175	1,941,324
Retained earnings	1,862,587	1,342,854

Total Stockholders' Equity	3,932,500	3,310,676

	$5,393,757	$5,194,320

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2007	2006

SALES AND SERVICES	$11,233,397	$10,223,332

COST OF SALES AND SERVICES	6,451,223	6,086,599

GROSS PROFIT	4,782,174	4,136,733

OPERATING EXPENSES
Selling and administrative	2,362,948	2,144,768
Research and development	1,463,814	1,220,742

Total operating expenses	3,826,762	3,365,510

INCOME FROM OPERATIONS	955,412	771,223

OTHER INCOME (EXPENSE)
Interest Income	6,384	—
Interest Expense	(32,088)	(63,736)
Miscellaneous	(10,563)	(32,931)

Total other income (expense)	(36,267)	(96,667)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	919,145	674,556

PROVISION FOR INCOME TAXES	399,412	222,331

NET INCOME	$519,733	$452,225

NET INCOME PER COMMON SHARE
BASIC	$0.20	$0.17
DILUTED	$0.19	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES USED
TO COMPUTE NET INCOME PER COMMON SHARE:
BASIC	2,657,783	2,649,827
DILUTED	2,798,591	2,773,237

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$519,733	$452,225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	330,073	288,197
Stock-based compensation	87,091	—
Deferred income tax	89,752	73,623
Decrease in allowance for doubtful accounts	(14,327)	(20,171)
Increase (decrease) in inventory valuation allowance	(136,238)	183,224
Loss (gain) on disposal of fixed assets	9,897	(9,856)
Changes in deferred and accrued amounts
Trade accounts receivable	250,529	(48,752)
Prepaid expenses	(96,542)	16,186
Inventories	155,268	143,926
Other assets	7,708	8,863
Trade accounts payable	193,489	(173,436)
Accrued payroll and related liabilities	29,018	30,195
Other accrued expenses	(41,546)	106,608
Deferred service contract revenue	9,499	(18,553)
Accrued income taxes	7,395	(14,117)

Net cash provided by operating activities	1,400,799	1,018,162

INVESTING ACTIVITIES
Purchases of property and equipment	(355,729)	(345,928)
Proceeds from sale of property and equipment	17,300	25,075

Net cash used for investing activities	(338,429)	(320,853)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,000	—
Net change on line of credit	(110,000)	(462,012)
Payments of long term debt	(510,242)	(201,156)

Net cash used for financing activities	(605,242)	(663,168)

Net increase in cash and cash equivalents	457,128	34,141

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,186	17,045

CASH AND CASH EQUIVALENTS, END OF YEAR	$508,314	$51,186

CASH PAID FOR
Interest	$32,088	$53,157
Income Taxes	$299,749	$162,325

NONCASH FINANCING ACTIVITY
Increase in note payable for accrued interest	$—	$8,318

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended June 30, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2005	$26,498	2,649,827	$1,941,324	$890,629	$2,858,451

Net Income	—	—	—	452,225	452,225

Balance, June 30, 2006	26,498	2,649,827	1,941,324	1,342,854	3,310,676

Exercise of stock options	240	24,000	14,760	—	15,000

Stock-based compensation	—	—	87,091	—	87,091

Net Income	—	—	—	519,733	519,733

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc., Advanced Biosensor Inc., and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Braemar, through its acquisition of Carolina Medical (See Note 15), also manufactures and services components used in liposuction treatments and diagnostic equipment used in ultrasound imaging and blood flow measurement. Braemar, Inc. primarily sells to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Advanced Biosensor Inc. integrates diagnostic Holter software with Braemar recorders and other cardiopulmonary diagnostic equipment and sells to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

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

Advertising and marketing

The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. During the years ending June 30, 2007 and 2006, advertising expenses totaled approximately $11,000 and $19,000, respectively.

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

Property and equipment

Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line or declining-balance methods over estimated useful lives of three to ten years for equipment, three to five years for automobiles and two to five years for leasehold improvements. Maintenance and repairs which do not improve or extend the useful lives of assets are charged to expense as incurred.

Goodwill

The Company accounts for the purchase price in excess of tangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2007 and 2006, such test of goodwill determined the recorded goodwill had not been impaired.

Service contracts

Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2007 and 2006, current liabilities include service contract revenue deferrals of approximately $178,000 and $168,000, respectively.

Warranty reserve

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2007 and 2006, the warranty reserve totaled $75,906 and $97,471, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of June 30, 2007 and 2006:

	2007	2006
Balance, beginning of year	$97,471	$79,062
Claims paid	(52,787)	(75,176)
Additional warranties issued and revisions in estimates of previously issued warranties	31,222	93,585

Balance, end of year	$75,906	$97,471

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Stock options plans

On July 1, 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to July 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2007	2006

Net income, as reported	$519,733	$452,225
Add: Stock-based employee compensation expense	87,091
included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of related tax effects	(87,091)	(42,036)

Pro forma net income	$519,733	$410,189

Earnings per share:
Basic – as reported	$0.20	$0.17
Basic – pro forma	$0.20	$0.15
Diluted – as reported	$0.19	$0.16
Diluted – pro forma	$0.19	$0.14

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used for the year ending June 30, 2007 and 2006: risk-free interest rates based on date of issuance of 3.72% to 4.32%, no expected dividends, a volatility factor of 26.27 and 21.64, respectively, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to SFAS No. 115. This statement permit, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008, effective date.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy, other than the cash surrender value, in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. Although the Company does not believe the adoption of EITF No. 06-5 will have a material impact on the Company’s consolidated financial statements, management is currently analyzing the impact of adoption.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 established a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operation or cash flows.

Other accounting standards that have been issued or proposed by the PCAOB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INVENTORIES

As of June 30, 2007 and 2006, inventories consist of the following:

	2007	2006

Raw materials and supplies	$1,154,869	$1,296,078
Finished Goods	337,216	351,340
Evaluation units and replacements	7,147	7,082

	1,499,232	1,654,500
Valuation Allowance	(376,973)	(513,211)

	$1,122,259	$1,141,289

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2007 and 2006, property and equipment consist of the following:

	2007	2006

Machinery and equipment	$2,956,662	$2,669,884
Vehicles	—	4,680
Furniture and fixtures	34,791	34,791
Leasehold improvements	54,237	54,237

	3,045,690	2,763,592
Accumulated depreciation	(2,341,363)	(2,061,724)

	$704,327	$701,868

Depreciation expense for the years ended June 30, 2007 and 2006 totaled $330,073 and $288,197, respectively.

NOTE 5 – LONG TERM DEBT

As of June 30, 2007 and 2006, long-term debt consists of the following:

	2007	2006
BANK
Term loan with bank, payable in monthly installments of $20,527 including interest at the prime rate (8.0% at May 18, 2007) plus 1.0%, due March 26, 2008. This loan is collateralized by a first lien on principally all Company assets and a $35,000 personal guarantee by the Company's Chief Executive Officer. This loan was paid in full on May 18, 2007.	$—	$455,711

OTHER
Note payable to stockholder, annual interest of 7.0%, due September 30, 2007. This note was paid in full on October 31, 2006.	—	54,531

	—	510,242

Less current maturities	—	(268,717)

	$—	$241,525

The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (8.25% at June 30, 2007) plus .25% and expires on February 5, 2008. There was no outstanding balance on this line of credit as of June 30, 2007. The outstanding credit line balance as of June 30, 2006 was $110,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

Interest expense for related party obligations for the years ended June 30, 2007 and 2006, was $1,272 and $6,951, respectively. Accrued interest payable to related parties was zero as of June 30, 2007 and $2,863 as of June 30, 2006. This related party obligation was paid in full on October 31, 2006.

Braemar, Inc. leases its land and building in King, North Carolina, from King Investment Partners, a partnership which is partially owned by Company stockholders, under a lease agreement which expires June 30, 2008. Total rent expense to the affiliated partnership was $50,400 for each of the years ended June 30, 2007 and 2006, respectively. (See Notes 7 and 8.)

NOTE 7 – LEASE OBLIGATIONS

Advanced Biosensor Inc. leases its facility under a 42-month lease agreement which will expire April 30, 2009.

Braemar, Inc. leases its Minnesota facility under a 66-month lease agreement which will expire August 31, 2011. The lease for office and manufacturing space includes costs allocated by the lessor for property taxes, insurance and maintenance.

Braemar, Inc. leases its facility in King, North Carolina, under a two-year lease agreement which will expire June 30, 2008.

Agility Centralized Research Services, Inc. leases its facility under a two-year lease agreement which will expire January 31, 2009.

Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2007 are as follows:

2008	$217,903
2009	153,680
2010	109,368
2011	112,834
2012	18,902
$612,687

Total rent expense for leased space was $262,660 and $280,602 for the years ended June 30, 2007 and 2006, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Carolina Medical, Inc. has been subject to environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledges full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property. In connection with the Agreement, Carolina Medical paid King Investment Partners $45,000. Also in June, 2006, Biotel notified the State of Minnesota of its Intention to Dissolve Carolina Medical, Inc., a Minnesota Corporation. (See Note 15.) Carolina Medical, Inc. was dissolved on November 8, 2006.

Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 9 – SIGNIFICANT CUSTOMER CONCENTRATIONS

Credit sales are made to the Company’s customers in the ordinary course of business. Generally, these sales are unsecured. The Company had three major customers which accounted for approximately 45% of the Company’s consolidated revenues in the year ended June 30, 2007. The Company had two major customers which accounted for approximately 37% of the Company’s consolidated revenues for the year ended June 30, 2006. The percentage of sales to each of these customers as a percentage of the Company’s consolidated sales is as follows:

	2007	2006
Customer A	22%	27%
Customer B	12%	3%
Customer C	11%	6%
Customer D	7%	10%

Accounts receivable due from these customers at June 30, 2007 and 2006 totaled approximately $1,021,000 and $1,691,000, respectively.

NOTE 10 – STOCK OPTIONS

Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2007 and 2006, Biotel Inc. had 301,000 and 328,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.9 years. During the year ended June 30, 2007, 24,000 options were exercised, and no options were exercised during the year ended June 30, 2006. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2005	296,000	354,000	$1.1379	185,750	$0.9040

Granted	(10,000)	10,000
Expired	36,000	(36,000)

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Exercised	24,000	(24,000)
Expired	13,000	(13,000)

Balance at June 30, 2007	349,000	301,000	$1.2600	254,500	$1.2230

NOTE 11 – INCOME TAXES

The components of the provision for income taxes are as follows for the years ended June 30, 2007 and 2006:

	2007	2006

Current provision for taxes	$309,660	$148,708
Change in net deferred tax asset	146,277	59,623
Increase (decrease) in valuation allowance	(56,525)	14,000

Total provision	$399,412	$222,331

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2007	2006

Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Reduction in state net operating losses due to changes in Corporate structure	6.1%	—
Increase (decrease) in valuation allowance	-6.1%	2.1%
Other	6.2%	-6.4%

	43.5%	33.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2007 and 2006 are presented below:

	2007	2006

Deferred tax assets applicable to:
Allowance for doubtful accounts	$13,900	$19,500
Inventory reserves	147,000	200,200
Warranty reserves	29,600	38,000
Net operating loss carryforwards	211,800	266,000
AMT tax credit	—	42,730
Other	(60,483)	(78,336)

	341,817	488,094
Less valuation allowance	141,475	198,000

Deferred tax asset	$200,342	$290,094

NOTE 11 – INCOME TAXES, Continued

Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2007 and 2006, management concluded that the deferred tax asset of $200,342 and $290,094, respectively, was more likely than not to be realized in future periods. The valuation allowance at June 30, 2007 and 2006, related to a portion of the federal and state net operating loss carryforwards from which the Company was not expecting to realize the benefit due to various federal and state limitations.

At June 30, 2007, the Company had federal net operating loss carryforwards totaling $367,000, which expire on various dates through 2017. The Company also had state net operating loss carryforwards totaling $1,370,000, which expire on various dates through 2025.

NOTE 12 – NET INCOME PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2007, was 2,657,783 and 2,798,591, respectively. The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2006, was 2,649,827 and 2,773,237, respectively.

NOTE 13 – EMPLOYEE BENEFITS PLANS

Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2007 and 2006, totaled $59,917 and $48,047, respectively.

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

NOTE 14 – OPERATIONS AND INDUSTRY SEGMENTS, Continued

	2007
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic Revenues	$9,506,665	$711,375	$—	$10,218,040
International Revenues	848,941	166,416	—	1,015,357
Revenues from external customers	10,355,606	877,791	—	11,233,397
Intersegment revenues	178,114	(178,114)	—	—
Interest expense	1,272		30,816	32,088
Income tax expense	330,639	68,087	686	399,412
Depreciation	300,228	8,934	20,911	330,073
Segment profit	417,937	107,350	(5,554)	519,733
Goodwill	695,551	—	—	695,551
Total segment assets	4,402,420	162,556	828,781	5,393,757
Purchase of property and equipment	354,227	—	1,502	355,729

	2006
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic Revenues	$8,553,423	$920,902	$—	$9,474,325
International Revenues	653,490	95,517	—	749,007
Revenues from external customers	9,206,913	1,016,419	—	10,223,332
Intersegment revenues	194,822	(194,822)	—	—
Interest expense	6,951	—	56,785	63,736
Income tax expense	157,670	60,025	4,636	222,331
Depreciation	259,291	8,138	20,768	288,197
Segment profit	206,888	252,841	(7,504)	452,225
Goodwill	695,551	—	—	695,551
Total segment assets	4,591,726	209,076	393,518	5,194,320
Purchase of property and equipment	310,350	26,078	9,500	345,928

NOTE 15 – DISSOLUTION OF SUBSIDIARY

Effective July 1, 2006, the Company’s Braemar, Inc. subsidiary acquired the assets of Carolina Medical, Inc. and is conducting engineering and manufacturing operations at the King, North Carolina facility previously leased by Carolina Medical. The Carolina Medical corporation was dissolved on November 8, 2006.