Form 10QSB
period 2007-09-30
Biotel Inc.
filed 2007-11-14
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of September 30, 2007, was 2,673,827.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BIOTEL INC.

i

Part I

Item 1:	Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 Unaudited	June 30, 2007 Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,851	$508,314
Trade accounts receivable, net of allowance for doubtful accounts of $37,072 and $35,707 at September 30, 2007 and June 30, 2007, respectively	2,014,850	1,966,415
Inventories, net	1,343,777	1,122,259
Deferred tax asset	200,342	200,342
Prepaid expenses	138,540	184,149

Total Current Assets	3,836,360	3,981,479

PROPERTY, PLANT & EQUIPMENT, Net	721,398	704,327

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	12,400	12,400

Total Other Assets	707,951	707,951

	$5,265,709	$5,393,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$585,921	$678,094
Accrued payroll and related liabilities	178,360	243,766
Deferred service contract revenue	160,192	177,969
Other accrued expenses	225,946	277,488
Accrued income taxes	500	83,940

Total Current Liabilities	1,150,919	1,461,257

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,673,827 shares issued	26,738	26,738
Additional paid-in capital	2,055,568	2,043,175
Retained earnings	2,032,484	1,862,587

Total Stockholders’ Equity	4,114,790	3,932,500

	$5,265,709	$5,393,757

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended September 30,
	2007	2006

SALES AND SERVICES	$2,750,779		$2,423,567

COST OF SALES AND SERVICES	1,495,743		1,436,778

GROSS PROFIT	1,255,036		986,789

OPERATING EXPENSES
Selling and administrative	584,381		618,717
Research and development	409,256		370,987

Total operating expenses	993,637		989,704

INCOME (LOSS) FROM OPERATIONS	261,399		(2,915)

OTHER INCOME (EXPENSE)
Interest income	4,278		463
Interest expense	(98)		(11,557)
Miscellaneous	937		891

Total other income (expense)	5,117		(10,203)

NET INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	266,516		(13,118)

PROVISION (CREDIT) FOR INCOME TAXES	96,619		(2,276)

NET INCOME (LOSS)	$169,897		$(10,842)

INCOME PER SHARE
BASIC	$0.06	$	(—)
DILUTED	$0.06	$	(—)

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$169,897	$(10,842)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	63,590	77,324
Stock-based compensation	12,393	20,380
Increase in allowance for doubtful accounts	1,365	2,890
Increase (decrease) in inventory valuation allowance	(9,403)	9,549
Loss on disposal of fixed assets	—	290
Changes in deferred and accrued amounts
Trade accounts receivable	(49,800)	243,487
Prepaid expenses	45,609	(102,522)
Inventories	(212,115)	30,946
Other assets	—	(1,181)
Trade accounts payable	(92,173)	59,083
Accrued payroll and related liabilities	(65,406)	(42,302)
Other accrued expenses	(51,542)	(33,052)
Deferred service contract revenue	(17,777)	3,602
Income taxes payable	(83,440)	(76,545)

Net cash provided by (used for) operating activities	(288,802)	181,107

INVESTING ACTIVITIES
Purchases of property and equipment	(80,661)	(119,962)

Net cash used for investing activities	(80,661)	(119,962)

FINANCING ACTIVITIES
Net change on line of credit	—	51,636
Payments of long-term debt	—	(51,288)

Net cash provided by financing activities	—	348

Net change in cash and cash equivalents	(369,463)	61,493

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2007 and 2006	508,314	51,186

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2007 and 2006	$138,851	$112,679

CASH PAID FOR
Interest Expense	$28	$10,603
Income Taxes	$180,060	$135,080

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2007 and 2006

	Common Stock		Additional Paid-In	Retained
	Amount	Shares	Capital	Earnings	Total

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Stock-based compensation			20,380		20,380

Net Loss	—	—	—	(10,842)	(10,842)

Balance, September 30, 2006	$26,498	2,649,827	$1,961,704	$1,332,012	$3,320,214

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation			12,393		12,393

Net Earnings	—	—	—	169,897	169,897

Balance, September 30, 2007	$26,738	2,673,827	$2,055,568	$2,032,484	$4,114,790

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2007, filed by Biotel Inc. (the “Company”) on September 28, 2007.

The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of its financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

NOTE 2 – INVENTORIES

As of September 30, 2007 and June 30, 2007, inventories consist of the following:

	September 30, 2007	June 30, 2007

Raw materials and supplies	$1,346,607	$1,154,869
Finished goods	358,100	337,216
Evaluation units and replacements	6,640	7,147

	1,711,347	1,499,232
Valuation allowance	(367,570)	(376,973)

	$1,343,777	$1,122,259

NOTE 3 – WARRANTY RESERVE

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30, 2007 and June 30, 2007, the warranty reserve totaled $74,466 and $75,906, respectively. At September 30, 2006 and June 30, 2006, the warranty reserve totaled $84,786 and $97,471, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006

Beginning of Period, June 30, 2007 and 2006	$75,906	$97,471

Claims Paid	(18,225)	(8,246)
Additional warranties issued and revisions in estimates of previously issued warranties	16,785	(4,439)

End of Period, September 30, 2007 and 2006	$74,466	$84,786

NOTE 4 – STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to July 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2007 and 2006, Biotel Inc. had 301,000 and 333,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.86 years. During the three months ended September 30, 2007, no options were exercised, and no options were exercised during the three months ended September 30, 2006. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.1989	281,000	$1.1440

Balance at June 30, 2007	349,000	301,000	$1.2600	254,500	$1.2230

Balance at September 30, 2007	349,000	301,000	$1.2600	254,500	$1.2230

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2007 was 2,673,827 and 2,862,613, respectively, and for the three months ended September 30, 2006 was 2,649,827 and 2,758,628, respectively.

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

	Three months ended September 30, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,281,077	$154,465	$—	$2,435,542
International revenues	278,839	36,398	—	315,237
Revenues from external customers	2,559,916	190,863	—	2,750,779
Intersegment revenues	34,443	(34,443)	—	—
Interest expense	—	—	98	98
Income tax expense	62,411	18,186	16,022	96,619
Depreciation and amortization	56,150	2,063	5,377	63,590
Segment profit	103,535	35,259	31,103	169,897
Goodwill	695,551	—	—	695,551
Total segment assets	4,675,689	147,282	442,738	5,265,709
Purchase of property and equipment	80,661	—	—	80,661

	Three months ended September 30, 2006
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,045,449	$214,694	$—	$2,260,143
International revenues	150,608	12,816	—	163,424
Revenues from external customers	2,196,057	227,510	—	2,423,567
Intersegment revenues	37,696	(37,696)	—	—
Interest expense	954	—	10,603	11,557
Income tax expense	(27,944)	17,301	8,367	(2,276)
Depreciation and amortization	68,881	2,427	6,016	77,324
Segment profit	(40,999)	33,451	(3,294)	(10,842)
Goodwill	695,551	—	—	695,551
Total segment assets	4,286,445	220,856	546,863	5,054,164
Purchase of property and equipment	118,460	—	1,502	119,962

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

Critical Accounting Policies

The consolidated financial statements of Biotel Inc. include the accounts of Biotel Inc. and its wholly-owned subsidiaries, Braemar, Inc., Advanced Biosensor Inc. and Agility Centralized Research Services, Inc. (collectively, “Biotel”), which are all located in the United States. Significant intercompany accounts and transactions are eliminated in consolidation.

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

At times Biotel maintains bank deposits in excess of federally insured limits. Management monitors the soundness of these financial institutions and believes Biotel’s risk is negligible.

Biotel sells its products to customers on credit in the ordinary course of business. A customer’s credit history is reviewed and must meet certain standards before credit is extended. Biotel establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Biotel charges the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

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

Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2007 and 2006, Biotel performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

Research and development costs are charged to operations as incurred. These costs are for proprietary research and development activities that are expected to contribute to the Company’s future profitability.

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

Overview

Biotel has been implementing a strategy to expand its base of operations among medical companies who seek to outsource strategic items provided by various Biotel companies. From its operating subsidiaries, Biotel supplies an array of products and services to provide for the research, development, testing, and manufacturing needs of its customers.

Biotel business units, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE and other regulatory testing; and develop, test and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing and manufacturing operations for our customers.

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

Results of Operations

Three Months ended September 30, 2007

Biotel’s net revenues for the three months ended September 30, 2007, were $2,751,000, 13.5% above net revenues of $2,424,000 for the three months ended September 30, 2006. This increase is a result of increased sales to medical corporations during the first quarter of fiscal 2008. In the three months ended September 30, 2007, 41% of Biotel’s revenues were derived from three customers; and in the three months ended September 30, 2006, 33% of Biotel’s revenues were derived from two customers. The loss of any of these customers would have an immediate significant adverse effect on our financial results.

Gross profit margin was $1,255,000 for the quarter ended September 30, 2007, 27.2% greater than the gross profit margin of $987,000 for the first quarter of fiscal year 2007. Cost of sales and service increased to $1,496,000 (54.4% of sales) for the three months ended September 30, 2007, compared to $1,437,000 (59.3% of sales) for the first quarter of fiscal year 2007. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin improved primarily as a result of changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses decreased to $584,000 (21.2% of sales) for the three months ended September 30, 2007, compared to $619,000 (25.5% of sales) for the three months ended September 30, 2006. Selling, general and administrative expenses in the first quarter of fiscal 2007 included $80,000 of expenses to complete the purchase of Agility and eliminate remaining contingent obligations of up to $150,000. Selling, general and administrative expenses in the first three months of fiscal 2008 include increased personnel expenses with the addition of an Information Technology employee.

Research and development expenditures for the first quarter of fiscal year 2008 were $409,000, an increase of 10.3% compared to $371,000 in the first quarter of fiscal year 2007. The increase was primarily the result of expenditures associated with development of new Holter, wireless, and event recorder products. Biotel received FDA 510(k) clearance to market its ER900 Wireless Event Recorder in October, 2007. The ER900 Wireless event recorder is a cardiac looping recorder and cellular transmitter, the first in a series of Braemar wireless products that transmit cardiac information through cellular networks without patient interaction. ER900 Wireless software programs are able to detect arrhythmias, whether asymptomatic or symptomatic, and automatically transmit relevant clinical information to the monitoring center for review and management. While patients with life threatening arrhythmias should be managed in the hospital, patients with less severe problems benefit from the speed and simplicity of mobile cardiac assessment. Biotel plans increased investment in research and development during fiscal year 2008 as it addresses developing markets in Holter, event recording, and wireless arrhythmia management.

Interest expense decreased to $98 for the three-month period ended September 30, 2007, compared to interest expense of $12,000 for the three months ended September 30, 2006. Interest expense decreased as a result of the elimination of long term debt and minimal use of the line of credit.

Net earnings of $170,000 were posted for the first quarter of fiscal year 2008, versus a net loss of <$11,000> in the first quarter of fiscal year 2007. Net earnings for the first quarter of fiscal year 2008 improved as a result of increased sales, improved gross margin and a reduction in selling and administrative expenses.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $2,685,000 at September 30, 2007, compared to $2,520,000 at June 30, 2007. The increase in working capital is largely the result of the Company’s continued profitability.

Cash and cash equivalents were $139,000 at September 30, 2007, compared to $508,000 at June 30, 2007. The decrease in cash was primarily the result of payments of estimated income taxes and other accrued liabilities in September, 2007. The ratio of current assets to current liabilities (“current ratio”) was 3.33 to one at September 30, 2007 and 2.72 to one at June 30, 2007.

Accounts receivable increased to $2,015,000 at September 30, 2007, versus $1,966,000 at June 30, 2007. The 2% increase in accounts receivable was related to slower than normal collections during the month of September. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the first three months of fiscal year 2008, $81,000 was used for capital expenditures, compared with $120,000 in the first three months of fiscal year 2007. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $1,343,000 as of September 30, 2007 versus $1,122,000 as of June 30, 2007. This increase is primarily the result of purchases of materials for manufacture of new products to be released in the second quarter of fiscal 2008. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,151,000 at September 30, 2007, compared to $1,461,000 on June 30, 2007. This decrease was primarily due to payment of estimated income taxes and payroll-related obligations during the first three months of fiscal 2008.

Biotel has no long term liabilities.

As of September 30, 2007, stockholders’ equity had increased to $4,115,000 from $3,933,000 at June 30, 2007. The increase in stockholder’s equity was a result of the increase in retained earnings.

Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Items 3/3A(T):  Controls and Procedures

(a)        As of September 30, 2007, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)        Changes in internal controls. There were no changes in the first quarter of fiscal 2008 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Biotel Inc.
Date: November 14, 2007	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: November 14, 2007	By:	/s/ Judy E. Naus
Its: Chief Financial Officer