Form 10QSB/A
period 2006-12-31
Biotel Inc.
filed 2008-02-08
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

BIOTEL INC.
INDEX

Amendment

This amendment corrects certain information in the consolidated statement of income for the three months ended December 31, 2006 included in registrant’s quarterly report on Form 10-QSB for the second quarter of fiscal 2007 filed by the registrant in February, 2007. The only changes to the report as originally filed relate to the income for the three months ended December 31, 2006 and are as indicated below. The changes do not affect the information for the six-month period ended December 31, 2006 nor any subsequent reports filed by the registrant with the Securities and Exchange Commission.

Amendments to Item 1:	Financial Information

Consolidated Statement of Income for the three months ended December 31, 2006 (unaudited):

	As Originally Reported	As Corrected

Cost of sales and service	$1,588,350	$1,616,644
Gross profit	1,116,809	1,088,515

Operating expenses
Selling and administrative expenses	560,163	561,663
Research and development	324,957	332,130
Total operating expenses	885,120	893,793

Income from operations	231,689	194,722

Net income before provision for income taxes	223,457	186,490
Provision for income taxes	79,342	66,781

Net income	$144,115	$119,709

Income per share
Diluted	$0.05	$0.04

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Stock-Based Compensation

Three months ended December 31, 2006:

	As Originally Reported	As Corrected

Net income, as reported	$144,115	$119,709
Pro forma net income	$144,115	$119,709

Earnings per share
Diluted - as reported	$0.05	$0.04
Diluted - pro forma	$0.05	$0.04

Note 6 – Operations and Industry Segments

Three months ended December 31, 2006:

	OEM Medical Equipment		Totals
	As Originally Reported	As Corrected	As Originally Reported	As Corrected

Income tax expenses	$64,998	$52,437	$79,342	$66,781
Segment profit	116,260	91,854	144,115	119,709

Amendments to Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three months ended December 31, 2006.

Second paragraph – Gross profit and Cost of sales and service:

Gross profit - $1,117,000 and 14.3% to $1,089,000 and 11.6%, respectively

Cost of sales and service - $1,588,000 (58%) to $1,617,000 (59.8%)

Third paragraph – Selling, general and administrative expenses:

$560,000 (20.7%) to $562,000 (20.8%)

Fourth paragraph – Research and development expenses:

$325,000 to $332,000 and 15.8% to 18.4%

Sixth paragraph – Net earnings:

$144,000 to $120,000 and last sentence, which was “Net earnings for the second quarter of fiscal year 2007 improved as a result of increased sales” revised to read as follows: “Net earnings of $120,000 were posted for the second quarter of fiscal year 2007, versus net earnings of $122,000 in the second quarter of fiscal year 2006. Net earnings declined slightly in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 as the increase in revenue was offset by an increase in selling, general and administrative expenses due to the addition of a marketing position, increase in expenditures for research and development and increased compensation expense due to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation.

In addition, this amendment corrects information regarding significant customers included in the original report. For the three-month periods, two customers accounted for 39% of sales during the fiscal 2007 period and three customers accounted for 46% of sales for the fiscal 2006 period, versus one customer accounting for 28% and 29% of sales for the fiscal 2007 and 2006 periods, as previously reported. For the six-month periods, two customers accounted for 34% of sales for the fiscal 2007 period and one customer accounted for 25% of sales for the fiscal 2006 period, versus one customer accounting for 21% and 32% of sales for the fiscal 2007 and 2006 periods, respectively, as previously reported.

Part I

Item 1:	Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006 Unaudited	June 30, 2006 Audited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,784	$51,186
Trade accounts receivable, net of allowance for doubtful accounts of $55,264 and $50,034 at December 31, 2006 and June 30, 2006, respectively	1,732,967	2,200,817
Inventories, net	1,181,963	1,141,289
Deferred tax asset	290,094	290,094
Prepaid expenses	115,973	87,607
Prepaid income taxes	69,004	—
Other current assets	1,800	1,800

Total Current Assets	3,493,585	3,772,793

PROPERTY, PLANT & EQUIPMENT, Net	793,477	701,868

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	21,289	24,108

Total Other Assets	716,840	719,659

	$5,003,902	$5,194,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$—	$110,000
Current portion of notes payable	224,526	268,717
Trade accounts payable	521,818	484,605
Accrued payroll and related liabilities	208,486	214,748
Deferred service contract revenue	161,946	168,470
Other accrued expenses	299,452	319,034
Accrued income taxes	—	76,545

Total Current Liabilities	1,416,228	1,642,119

LONG-TERM LIABILITIES:
Notes payable	127,370	241,525

Total Liabilities	1,543,598	1,883,644

STOCKHOLDERS' EQUITY:
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,649,827 shares issued	26,498	26,498
Additional paid-in capital	1,982,084	1,941,324
Retained earnings	1,451,722	1,342,854

Total Stockholders' Equity	3,460,304	3,310,676

	$5,003,902	$5,194,320

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended December 31,
	2006	2005

SALES AND SERVICES	$2,705,159	$2,493,011

COST OF SALES AND SERVICES	1,616,644	1,517,573

GROSS PROFIT	1,088,515	975,438

OPERATING EXPENSES
Selling and administrative expenses	561,663	494,683
Research and development	332,130	280,511

Total operating expenses	893,793	775,194

INCOME FROM OPERATIONS	194,722	200,244

OTHER INCOME (EXPENSE)
Interest income	1,275	—
Interest expense	(9,309)	(16,293)
Miscellaneous	(198)	2,245

Total other income (expense)	(8,232)	(14,048)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	186,490	186,196

PROVISION FOR INCOME TAXES	66,781	64,167

NET INCOME	$119,709	$122,029

INCOME PER SHARE
BASIC	$0.05	$0.05
DILUTED	$0.04	$0.04

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

	Three months ended
	December 31, 2006	December 31, 2005
Net income, as reported	$119,709	$122,029
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,380	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,380)	(5,308)

Pro forma net income	$119,709	$116,721

Earnings per share:
Basic - as reported	$0.05	$0.05
Basic - pro forma	$0.05	$0.04
Diluted - as reported	$0.04	$0.04
Diluted - pro forma	$0.04	$0.04

	Six months ended
	December 31, 2006	December 31, 2005
Net income, as reported	$108,868	$295,624
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	40,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40,760)	(58,762)

Pro forma net income	$108,868	$236,862

Earnings per share:
Basic - as reported	$0.04	$0.11
Basic - pro forma	$0.04	$0.09
Diluted - as reported	$0.04	$0.11
Diluted - pro forma	$0.04	$0.09

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

A summary of the activity under the Company’s plan is as follows:

	Shares Available	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Balance at June 30, 2005	296,000	354,000	$1.1379	185,750	$0.9040

Balance at September 30, 2005	296,000	354,000	$1.2641	274,500	$1.1181

Granted	(10,000)	10,000
Expired	6,000	(6,000)

Balance at December 31, 2005	292,000	358,000	$1.2784	245,000	$1.2712

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.2260	281,000	$1.1440

Balance at December 31, 2006	317,000	333,000	$1.2260	286,500	$1.1876

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

	Three months ended December 31, 2006
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic Revenues	$2,287,732	$192,592	$—	$2,480,324
International Revenues	171,684	53,151	—	224,835
Revenues from external customers	2,459,416	245,743	—	2,705,159
Intersegment revenues	50,795	(50,795)	—	—
Interest expense	318	—	8,991	9,309
Income tax expense	52,437	17,859	(3,515)	66,781
Depreciation	73,725	2,327	6,142	82,194
Segment profit	91,854	34,678	(6,823)	119,709
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	139,818	—	—	139,818

	Three months ended December 31, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,081,107	$189,264	$—	$2,270,371
International revenues	216,224	6,416	—	222,640
Revenues from external customers	2,297,331	195,680	—	2,493,011
Intersegment revenues	20,046	(20,046)	—	—
Interest expense	1,227	—	15,066	16,293
Income tax expense	40,550	13,574	10,043	64,167
Depreciation and Amortization	55,364	1,668	5,801	62,833
Segment profit	76,187	26,348	19,494	122,029
Goodwill	695,551	—	—	695,551
Total segment assets	4,095,610	246,134	736,576	5,078,320
Purchase of property and equipment	70,482	26,078	7,500	104,060

	Six months ended December 31, 2006
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,311,201	$407,286	$—	$4,718,487
International revenues	344,273	65,967	—	410,240
Revenues from external customers	4,655,474	473,253	—	5,128,727
Intersegment revenues	88,490	(88,490)	—	—
Interest expense	1,272	—	19,594	20,866
Income tax expense	24,493	35,160	4,852	64,505
Depreciation and Amortization	142,606	4,754	12,158	159,518
Segment profit	50,856	68,129	(10,117)	108,868
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	253,613	—	1,502	255,115

	Six months ended December 31, 2005
	OEM Medical Equipment Sales	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,237,120	$445,610	$—	$4,682,730
International revenues	317,806	19,304	—	337,110
Revenues from external customers	4,554,926	464,914	—	5,019,840
Intersegment revenues	61,651	(61,651)	—	—
Interest expense	2,267	—	32,003	34,270
Income tax expense	108,714	45,036	9,520	163,270
Depreciation and Amortization	109,489	2,891	11,176	123,556
Segment profit	189,775	87,371	18,478	295,624
Goodwill	695,551	—	—	695,551
Total segment assets	4,095,610	246,134	736,576	5,078,320
Purchase of property and equipment	103,883	26,078	7,500	137,461

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

Results of Operations

Three Months ended December 31, 2006

Biotel’s net revenues for the three months ended December 31, 2006, were $2,705,000, 8.5% above net revenues of $2,493,000 for the three months ended December 31, 2005. This increase is a result of increased sales to medical corporations during the second quarter of fiscal 2007. In the three months ended December 31, 2006, 39% of Biotel’s revenues were derived from two customers. In the three months ended December 31, 2005, 46% of Biotel’s revenues were derived from three customers. The loss of any of these customers would have immediate significant adverse effect on our financial results.

Gross profit margin was $1,089,000 for the quarter ended December 31, 2006, 11.6% better than the gross profit margin of $975,000 for the second quarter of fiscal year 2006. Cost of sales and service increased to $1,617,000 (59.8% of sales) for the three months ended December 31, 2006, compared to $1,518,000 (60.9% of sales) for the second quarter of fiscal year 2006. Cost of sales and service increased in accordance with the increase in sales. Gross profit margin increased due in part to changes in product mix. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $562,000 (20.8% of sales) for the three months ended December 31, 2006, compared to $495,000 (19.8% of sales) for the three months ended December 31, 2005. This increase was due in part to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation, which resulted in $20,380 in compensation expense for the second quarter of fiscal 2007. Management believes Biotel will recognize similar compensation expense in each of the two quarters remaining in fiscal year 2007.

Research and development expenditures for the second quarter of fiscal year 2007 were $332,000, an increase of 18.4% compared to $281,000 in the second quarter of fiscal year 2006. The increase was primarily the result of increases in research and development efforts in the second quarter of fiscal year 2007 related to new Holter and event recorder products. Biotel believes its research and development expenses related to new Holter and event recorder products presently in product development have peaked. Biotel plans include significant investment in research and development during fiscal year 2007.

Interest expenditures decreased to $9,300 for the three-month period ended December 31, 2006, compared to interest expenditures of $16,000 for the three months ended December 31, 2005. Interest expenditures decreased corresponding to the reduction in long term debt.

Net earnings of $120,000 were posted for the second quarter of fiscal year 2007, versus net earnings of $122,000 in the second quarter of fiscal year 2006. Net earnings declined slightly in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 as the increase in revenue was offset by an increase in selling, general and administrative expenses due to the addition of a marketing position, increases in expenditures for research and development and increased compensation expenses due to the adoption of SFAS No. 123(R), Accounting for Stock-Based Compensation.

Six Months ended December 31, 2006

Biotel’s net revenues for the six months ended December 31, 2006, were $5,129,000, 2.2% above net revenues of $5,020,000 for the six months ended December 31, 2005. This increase is a result of increased sales to medical corporations during the first six months of fiscal 2007. In the six months ended December 31, 2006, 34% of Biotel’s revenues were derived from two customers. In the six months ended December 31, 2005, 25% of Biotel’s revenues were derived from one customer. The loss of either of these customers would have immediate significant adverse effect on our financial results.

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

Biotel Inc.
Date: February 7, 2008	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: February 7, 2008	By:	/s/ Judy E. Naus
Its: Chief Financial Officer