Form 10QSB
period 2007-12-31
Biotel Inc.
filed 2008-02-11
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2007

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of September 30, 2007, was 2,673,827.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BIOTEL INC.
INDEX

i

Part I

Item 1:	Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007 Unaudited	June 30, 2007 Audited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,561	$508,314
Trade accounts receivable, net of allowance for doubtful accounts of $43,277 and $35,707 at December 31, 2007 and June 30, 2007, respectively	2,087,902	1,966,415
Inventories, net	1,465,663	1,122,259
Deferred tax asset	200,342	200,342
Prepaid expenses	179,479	184,149

Total Current Assets	4,199,947	3,981,479

PROPERTY, PLANT & EQUIPMENT, Net	823,903	704,327

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	12,400	12,400

Total Other Assets	707,951	707,951

	$5,731,801	$5,393,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	672,549	678,094
Accrued payroll and related liabilities	211,185	243,766
Deferred service contract revenue	142,454	177,969
Other accrued expenses	269,377	277,488
Accrued income taxes	103,045	83,940

Total Current Liabilities	1,398,610	1,461,257

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,673,827 shares issued	26,738	26,738
Additional paid-in capital	2,067,960	2,043,175
Retained earnings	2,238,493	1,862,587

Total Stockholders’ Equity	4,333,191	3,932,500

	$5,731,801	$5,393,757

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended December 31,
	2007	2006

SALES AND SERVICES	$2,859,069	$2,705,159

COST OF SALES AND SERVICES	1,581,432	1,616,644

GROSS PROFIT	1,277,637	1,088,515

OPERATING EXPENSES
Selling and administrative expenses	618,255	561,663
Research and development	343,753	332,130

Total operating expenses	962,008	893,793

INCOME FROM OPERATIONS	315,629	194,722

OTHER INCOME (EXPENSE)
Interest income	4,187	1,275
Interest expense	(187)	(9,309)
Miscellaneous	951	(198)

Total other income (expense)	4,951	(8,232)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	320,580	186,490

PROVISION FOR INCOME TAXES	114,571	66,781

NET INCOME	$206,009	$119,709

INCOME PER SHARE
BASIC	$0.08	$0.05
DILUTED	$0.07	$0.04

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the six months ended December 31,
	2007	2006

SALES AND SERVICES	$5,609,848	$5,128,727

COST OF SALES AND SERVICES	3,077,175	3,053,423

GROSS PROFIT	2,532,673	2,075,304

OPERATING EXPENSES
Selling and administrative expenses	1,202,636	1,180,379
Research and development	753,009	703,117

Total operating expenses	1,955,645	1,883,496

INCOME FROM OPERATIONS	577,028	191,808

OTHER INCOME (EXPENSE)
Interest income	8,465	1,738
Interest expense	(285)	(20,866)
Miscellaneous	1,888	693

Total other income (expense)	10,068	(18,435)

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	587,096	173,373

PROVISION FOR INCOME TAXES	211,190	64,505

NET INCOME	$375,906	$108,868

INCOME PER SHARE
BASIC	$0.14	$0.04
DILUTED	$0.13	$0.04

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended December 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$375,906	$108,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	130,384	159,518
Stock-based compensation	24,785	40,760
Increase in allowance for doubtful accounts	7,570	5,230
Increase (decrease) in inventory valuation allowance	(3,924)	10,528
Loss on disposal of fixed assets	—	488
Changes in deferred and accrued amounts
Trade accounts receivable	(129,057)	462,620
Prepaid expenses	4,670	(28,366)
Inventories	(339,480)	(51,202)
Other assets	—	(1,181)
Trade accounts payable	(5,545)	37,213
Accrued payroll and related liabilities	(32,581)	(6,262)
Other accrued expenses	(8,111)	(19,582)
Deferred service contract revenue	(35,515)	(6,524)
Income taxes payable	19,105	(145,549)

Net cash provided by operating activities	8,207	566,559

INVESTING ACTIVITIES
Purchases of property and equipment	(249,960)	(255,115)
Proceeds from sale of property and equipment	—	7,500

Net cash used for investing activities	(249,960)	(247,615)

FINANCING ACTIVITIES
Net change on line of credit	—	(110,000)
Payments of long-term debt	—	(158,346)

Net cash used for financing activities	—	(268,346)

Net change in cash and cash equivalents	(241,753)	50,598

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2007 and 2006	508,314	51,186

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31, 2007 and 2006	$266,561	$101,784

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended December 30, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Stock-based compensation			40,760		40,760

Net Income	—	—	—	108,868	108,868

Balance, December 30, 2006	$26,498	2,649,827	$1,982,084	$1,451,722	$3,460,304

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation			24,785		24,785

Net Income	—	—	—	375,906	375,906

Balance, December 30, 2007	$26,738	2,673,827	$2,067,960	$2,238,493	$4,333,191

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

NOTE 2 – INVENTORIES

As of December 31 and June 30, 2007, inventories consist of the following:

	December 31, 2007	June 30, 2007

Raw materials and supplies	$1,551,233	$1,154,869
Finished goods	281,835	337,216
Evaluation units and replacements	5,644	7,147

	1,838,712	1,499,232
Valuation allowance	(373,049)	(376,973)

	$1,465,663	$1,122,259

NOTE 3 – WARRANTY RESERVE

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At December 31 and June 30, 2007, the warranty reserve totaled $89,353 and $75,906, respectively. At December 31 and June 30, 2006, the warranty reserve totaled $84,043 and $97,471, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006

Beginning of Period, June 30, 2007 and 2006	$75,906	$97,471

Claims Paid	(52,672)	(23,589)
Additional warranties issued and revisions in estimates of previously issued warranties	66,119	10,161

End of Period, December 31, 2007 and 2006	$89,353	$84,043

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

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of December 31, 2007 and 2006, Biotel Inc. had 301,000 and 333,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.61 years. During the three months ended December 31, 2007 and 2006, no options were exercised. No options were exercised during the six months ended December 31, 2007 and 2006. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.2260	281,000	$1.1440

Balance at December 31, 2006	317,000	333,000	$1.2260	286,500	$1.1876

Balance at June 30, 2007	349,000	301,000	$1.2899	254,500	$1.2230

Balance at September 30, 2007	349,000	301,000	$1.2899	254,500	$1.2230

Balance at December 31, 2007	349,000	301,000	$1.2899	293,500	$1.2773

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2007 was 2,673,827 and 2,854,249, respectively, and for the three months ended December 31, 2006 was 2,649,827 and 2,752,173, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the six months ended December 31, 2007 was 2,673,827 and 2,858,582, respectively, and for the six months ended December 31, 2006 was 2,649,827 and 2,758,806, respectively.

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

	Three months ended December 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,252,775	$176,562	$—	$2,429,337
International revenues	352,706	77,026	—	429,732
Revenues from external customers	2,605,481	253,588	—	2,859,069
Intersegment revenues	54,013	(54,013)	—	—
Interest expense	—	—	187	187
Income tax expense	80,172	21,769	12,630	114,571
Depreciation and amortization	59,359	2,063	5,372	66,794
Segment profit	139,309	42,182	24,518	206,009
Goodwill	695,551	—	—	695,551
Total segment assets	4,992,062	159,520	580,219	5,731,801
Purchase of property and equipment	160,753	—	8,544	169,297

	Three months ended December 31, 2006
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,287,732	$192,592	$—	$2,480,324
International revenues	171,684	53,151	—	224,835
Revenues from external customers	2,459,416	245,743	—	2,705,159
Intersegment revenues	50,795	(50,795)	—	—
Interest expense	318	—	8,991	9,309
Income tax expense	52,437	17,859	(3,515)	66,781
Depreciation and amortization	73,725	2,327	6,142	82,194
Segment profit	91,854	34,678	(6,823)	119,709
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	139,818	—	—	139,818

	Six months ended December 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,533,852	$331,027	$—	$4,864,879
International revenues	631,545	113,424	—	744,969
Revenues from external customers	5,165,397	444,451	—	5,609,848
Intersegment revenues	88,456	(88,456)	—	—
Interest expense	—	—	285	285
Income tax expense	142,583	39,955	28,652	211,190
Depreciation and amortization	115,508	4,127	10,749	130,384
Segment profit	242,844	77,441	55,621	375,906
Goodwill	695,551	—	—	695,551
Total segment assets	4,992,062	159,520	580,219	5,731,801
Purchase of property and equipment	241,416	—	8,544	249,960

	Six months ended December 31, 2006
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,311,201	$407,286	$—	$4,718,487
International revenues	344,273	65,967	—	410,240
Revenues from external customers	4,655,474	473,253	—	5,128,727
Intersegment revenues	88,490	(88,490)	—	—
Interest expense	1,272	—	19,594	20,866
Income tax expense	24,493	35,160	4,852	64,505
Depreciation and amortization	142,606	4,754	12,158	159,518
Segment profit	50,856	68,129	(10,117)	108,868
Goodwill	695,551	—	—	695,551
Total segment assets	4,218,548	190,983	594,371	5,003,902
Purchase of property and equipment	253,613	—	1,502	255,115

NOTE 7 – SUBSEQUENT EVENT

Biotel has begun the process of consolidating operations of its Braemar manufacturing facilities. Production previously done at Braemar’s King, North Carolina plant is being moved to Braemar’s Eagan, Minnesota facility, and operations will cease at the North Carolina facility as of June 30, 2008. This consolidation is expected to achieve significant cost savings for Biotel Inc.

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

Results of Operations

Three Months ended December 31, 2007

Biotel’s net revenues for the three months ended December 31, 2007, were $2,859,000, 5.7% above net revenues of $2,705,000 for the three months ended December 31, 2006. This increase is a result of increased sales to medical corporations during the second quarter of fiscal 2008. In the three months ended December 31, 2007, 40.1% of Biotel’s revenues were derived from three customers; and in the three months ended December 31, 2006, 34.0% of Biotel’s revenues were derived from two customers. The loss of any of these customers would have immediate significant adverse effect on our financial results.

Gross profit margin was $1,278,000 for the quarter ended December 31, 2007, 17.4% greater than the gross profit margin of $1,089,000 for the first quarter of fiscal year 2007. Cost of sales and service decreased to $1,581,000 (55.3% of sales) for the three months ended December 31, 2007, compared to $1,617,000 (59.8% of sales) for the second quarter of fiscal year 2007. Cost of sales and service decreased as a result of cost control efforts and product mix. Gross profit margin improved primarily as a result of changes in product mix, including an increase in service revenues which carry a higher gross margin. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $618,000 (21.6% of sales) for the three months ended December 31, 2007, compared to $562,000 (20.8% of sales) for the three months ended December 31, 2006. Selling, general and administrative expenses in fiscal 2008 include increased personnel expenses with the addition of an Information Technology employee and legal fees associated with an employment dispute which was settled favorably in January, 2008.

Research and development expenditures for the second quarter of fiscal year 2008 were $344,000, an increase of 3.6% compared to $332,000 in the second quarter of fiscal year 2007. This increase was primarily the result of expenditures associated with development of new Holter, wireless and event recorder products. Biotel received FDA 510(k) clearance to market its ER900 Wireless Event Recorder in October, 2007. The ER900 Wireless event recorder is a cardiac looping recorder and cellular transmitter, the first in a series of Braemar wireless products that transmit cardiac information through cellular networks without patient interaction. ER900 Wireless software programs are able to detect arrhythmias, whether asymptomatic or symptomatic, and automatically transmit relevant clinical information to the monitoring center for review and management. While patients with life threatening arrhythmias should be managed in the hospital, patients with less severe problems benefit from the speed and simplicity of mobile cardiac assessment.

Interest expense decreased to $187 for the three-month period ended December 31, 2007, compared to interest expense of $9,300 for the three months ended December 31, 2006. Interest expense decreased as a result of the elimination of long term debt and minimal use of the line of credit.

Net earnings of $206,000 were posted for the second quarter of fiscal year 2008, versus net earnings of $120,000 in the second quarter of fiscal year 2007. Net earnings for the second quarter of fiscal year 2008 improved as a result of increased sales and improved gross margin.

Six Months ended December 31, 2007

Biotel’s net revenues for the six months ended December 31, 2007, were $5,610,000, an increase of 9.4% over revenues of $5,129,000 for the six months ended December 31, 2006. This increase is a result of increased sales to medical corporations during the first six months of fiscal 2008. In the six months ended December 31, 2007 and 2006, 30.2% and 33.6%, respectively, of Biotel’s revenues were derived from two customers. The loss of either of these customers would have immediate significant adverse effect on our financial results.

Gross profit margin was $2,533,000 for the six months ended December 31, 2007, 22.1% greater than the gross profit margin of $2,075,000 for the first six months of fiscal year 2007. Cost of sales and service increased to $3,077,000 (54.9% of sales) for the six months ended December 31, 2007, compared to $3,053,000 (59.5% of sales) for the first half of fiscal year 2007. Cost of sales and service increased as a result of increased sales. Gross profit margin improved primarily as a result of changes in product mix, including an increase in service revenues which carry a higher gross margin. Model mix variations are a normal part of the purchase cycle of Biotel customers.

Selling, general and administrative expenses increased to $1,203,000 (21.4% of sales) for the six months ended December 31, 2007, compared to $1,180,000 (23.0% of sales) for the six months ended December 31, 2006. Selling, general and administrative expenses in fiscal 2008 include increased personnel expenses with the addition of an Information Technology employee and legal fees associated with an employment dispute which was settled favorably in January, 2008.

Research and development expenditures for the first six months of fiscal year 2008 were $753,000, an increase of 7.1% compared to $703,000 in the second quarter of fiscal year 2007. The increase was primarily the result of expenditures associated with development of new Holter, wireless, and event recorder products. Biotel plans increased investment in research and development during fiscal year 2008 as it addresses developing markets in Holter, event recording, and wireless arrhythmia management.

Interest expense decreased to $285 for the six-month period ended December 31, 2007, compared to interest expense of $20,900 for the six months ended December 31, 2006. Interest expense decreased as a result of the elimination of long term debt and minimal use of the line of credit.

Net earnings of $376,000 were posted for the first six months of fiscal year 2008, versus net earnings of $109,000 in the first six months of fiscal year 2007. Net earnings for the first six months of fiscal year 2008 improved as a result of increased sales and improved gross margin.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $2,801,000 at December 31, 2007, compared to $2,520,000 at June 30, 2007. The increase in working capital is largely the result of the Company’s continued profitability.

Cash and cash equivalents were $267,000 at December 31, 2007, compared to $508,000 at June 30, 2007. The decrease in cash was primarily the result of payments of estimated income taxes and other accrued liabilities in December, 2007. The ratio of current assets to current liabilities (“current ratio”) was 3.0 to one at December 31, 2007 and 2.72 to one at June 30, 2007.

Accounts receivable increased to $2,088,000 at December 31, 2007, versus $1,966,000 at June 30, 2007. The 6.2% increase in accounts receivable was related to strong sales during the month of December, 2007. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the first six months of fiscal year 2008, $250,000 was used for capital expenditures, compared with $255,000 in the first six months of fiscal year 2007. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $1,466,000 as of December 31, 2007 versus $1,122,000 as of June 30, 2007. This increase is primarily the result of purchases of materials for manufacture of products in anticipation of the closing of the North Carolina manufacturing facility. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,399,000 at December 31, 2007, compared to $1,461,000 on June 30, 2007. This decrease was primarily due to payment of estimated income taxes and payroll-related obligations during the first six months of fiscal 2008.

Biotel has no long term liabilities.

As of December 31, 2007, stockholders’ equity had increased to $4,333,000 from $3,932,000 at June 30, 2007. The increase in stockholders’ equity was a result of the increase in retained earnings.

Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Items 3/3A(T):     Controls and Procedures

(a)        As of December 31, 2007, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)       Changes in internal controls. There were no changes in the second quarter of fiscal 2008 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Biotel Inc.
Date: February 11, 2008	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: February 11, 2008	By:	/s/ Judy E. Naus
Its: Chief Financial Officer