Form 10QSB
period 2008-03-31
Biotel Inc.
filed 2008-05-14
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of March 31, 2008, was 2,673,827.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BIOTEL INC.

i

Part I

Item 1: Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 Unaudited	June 30, 2007 Audited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,001	$508,314
Trade accounts receivable, net of allowance for doubtful accounts of $44,777 and $35,707 at March 31, 2008 and June 30, 2007, respectively	1,952,316	1,966,415
Inventories, net	1,688,860	1,122,259
Deferred tax asset	138,342	200,342
Prepaid expenses	127,971	184,149

Total Current Assets	4,106,490	3,981,479

PROPERTY, PLANT & EQUIPMENT, Net	1,035,013	704,327

OTHER ASSETS:
Goodwill	695,551	695,551
Other assets	12,400	12,400

Total Other Assets	707,951	707,951

	$5,849,454	$5,393,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$736,230	$678,094
Accrued payroll and related liabilities	242,449	243,766
Deferred service contract revenue	115,277	177,969
Other accrued expenses	222,575	277,488
Accrued income taxes	87,850	83,940

Total Current Liabilities	1,404,381	1,461,257

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,673,827 shares issued	26,738	26,738
Additional paid-in capital	2,080,352	2,043,175
Retained earnings	2,337,983	1,862,587

Total Stockholders’ Equity	4,445,073	3,932,500

	$5,849,454	$5,393,757

See notes to financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended March 31,
	2008	2007

SALES AND SERVICES	$2,698,940	$2,989,879

COST OF SALES AND SERVICES	1,461,676	1,705,385

GROSS PROFIT	1,237,264	1,284,494

OPERATING EXPENSES
Selling and administrative expenses	619,791	616,333
Research and development	465,083	341,518

Total operating expenses	1,084,874	957,851

INCOME FROM OPERATIONS	152,390	326,643

OTHER INCOME (EXPENSE)
Interest income	1,515	981
Interest expense	(261)	(7,302)
Miscellaneous	4,984	(17,947)

Total other income (expense)	6,238	(24,268)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	158,628	302,375

PROVISION FOR INCOME TAXES	59,138	112,291

NET INCOME	$99,490	$190,084

INCOME PER SHARE
BASIC	$0.04	$0.07
DILUTED	$0.03	$0.07

See notes to financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the nine months ended March 31,
	2008	2007

SALES AND SERVICES	$8,308,788	$8,118,606

COST OF SALES AND SERVICES	4,538,851	4,758,808

GROSS PROFIT	3,769,937	3,359,798

OPERATING EXPENSES
Selling and administrative expenses	1,822,427	1,796,712
Research and development	1,218,092	1,044,635

Total operating expenses	3,040,519	2,841,347

INCOME FROM OPERATIONS	729,418	518,451

OTHER INCOME (EXPENSE)
Interest income	9,980	2,719
Interest expense	(546)	(28,168)
Miscellaneous	6,872	(17,254)

Total other income (expense)	16,306	(42,703)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	745,724	475,748

PROVISION FOR INCOME TAXES	270,328	176,796

NET INCOME	$475,396	$298,952

INCOME PER SHARE
BASIC	$0.18	$0.11
DILUTED	$0.17	$0.11

See notes to financial statements which are an integral part of these financial statements.

BIOTEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$475,396	$298,952
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	207,581	245,619
Stock-based compensation	37,177	62,507
Deferred income tax	62,000	—
Increase in allowance for doubtful accounts	9,070	2,982
Increase (decrease) in inventory valuation allowance	(158,493)	16,416
Loss (gain) on disposal of fixed assets	(4,984)	16,588
Changes in deferred and accrued amounts
Trade accounts receivable	5,029	321,803
Prepaid expenses	56,178	(62,788)
Inventories	(408,108)	(16,461)
Other assets	—	7,708
Trade accounts payable	58,137	15,810
Accrued payroll and related liabilities	(1,317)	47,621
Other accrued expenses	(54,913)	(36,089)
Deferred service contract revenue	(62,692)	(11,877)
Income taxes payable	3,910	(71,707)

Net cash provided by operating activities	223,971	837,084

INVESTING ACTIVITIES
Purchases of property and equipment	(541,534)	(337,356)
Proceeds from sale of property and equipment	8,250	13,300

Net cash used for investing activities	(533,284)	(324,056)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	15,000
Net change on line of credit	—	(110,000)
Payments of long-term debt	—	(183,010)

Net cash used for financing activities	—	(278,010)

Net change in cash and cash equivalents	(309,313)	235,018

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2007 and 2006	508,314	51,186

CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2008 and 2007	$199,001	$286,204

See notes to financial statements which are an integral part of these financial statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended March 31, 2008 and 2007

	Common Stock		Additional Paid-In	Retained
	Amount	Shares	Capital	Earnings	Total

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Options exercised	$240	24,000	14,760		15,000

Stock-based compensation			62,507		62,507

Net Income	—	—	—	298,952	298,952

Balance, March 31, 2007	$26,738	2,673,827	$2,018,591	$1,641,806	$3,687,135

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation			37,177		37,177

Net Income	—	—	—	475,396	475,396

Balance, March 31, 2008	$26,738	2,673,827	$2,080,352	$2,337,983	$4,445,073

See notes to financial statements which are an integral part of these financial statements.

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

NOTE 2 – INVENTORIES

As of March 31, 2008 and June 30, 2007, inventories consist of the following:

	March 31, 2008	June 30, 2007

Raw materials and supplies	$1,583,432	$1,154,869
Finished goods	316,970	337,216
Evaluation units and replacements	6,938	7,147

	1,907,340	1,499,232
Valuation allowance	(218,480)	(376,973)

	$1,688,860	$1,122,259

NOTE 3 – WARRANTY RESERVE

The Company offers warranties of up to a year to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2008 and June 30, 2007, the warranty reserve totaled $92,493 and $75,906, respectively. At March 31, 2007 and June 30, 2006, the warranty reserve totaled $79,191 and $97,471, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007

Beginning of Period, June 30, 2007 and 2006	$75,906	$97,471

Claims Paid	(80,507)	(39,009)
Additional warranties issued and revisions in estimates of previously issued warranties	97,094	20,729

End of Period, March 31, 2008 and 2007	$92,493	$79,191

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

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2008 and 2007, Biotel Inc. had 301,000 outstanding options. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.59 years. During the three months ended March 31, 2008, no options were exercised, and 24,000 options were exercised during the three months ended March 31, 2007. No options were exercised during the nine months ended March 31, 2008, and 24,000 options were exercised during the nine months ended March 31, 2007. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

		Outstanding		Exercisable
	Shares Available	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2006	322,000	328,000	$1.1898	230,000	$1.0510

Granted	(10,000)	10,000
Expired	5,000	(5,000)

Balance at September 30, 2006	317,000	333,000	$1.2260	281,000	$1.1440

Balance at December 31, 2006	317,000	333,000	$1.2260	286,500	$1.1876

Exercised	24,000	(24,000)
Expired	8,000	(8,000)

Balance at March 31, 2007	349,000	301,000	$1.2386	254,500	$1.2584

Balance at June 30, 2007	349,000	301,000	$1.2899	254,500	$1.2230

Balance at September 30, 2007	349,000	301,000	$1.2899	254,500	$1.2230

Balance at December 31, 2007	349,000	301,000	$1.2899	293,500	$1.2773

Balance at March 31, 2008	349,000	301,000	$1.2899	293,500	$1.2773

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2008 was 2,673,827 and 2,854,994, respectively, and for the three months ended March 31, 2007 was 2,657,827 and 2,761,264, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2008 was 2,673,827 and 2,857,172, respectively, and for the nine months ended March 31, 2007 was 2,652,455 and 2,758,078, respectively.

NOTE 6 – OPERATIONS AND INDUSTRY SEGMENTS

The Company reports on two segments of business: OEM Medical Sales & Service and Direct Medical Equipment Sales. The industry segment information corresponds with the Company’s different customer and product types and therefore complies with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

	Three months ended March 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,063,581	$146,121	$—	$2,209,702
International revenues	450,824	38,414	—	489,238
Revenues from external customers	2,514,405	184,535	—	2,698,940
Intersegment revenues	9,502	(9,502)	—	—
Interest expense	—	—	261	261
Income tax expense	41,805	13,029	4,304	59,138
Depreciation and amortization	69,750	2,063	5,382	77,195
Segment profit	65,839	25,298	8,353	99,490
Goodwill	695,551	—	—	695,551
Total segment assets	5,299,621	108,753	441,080	5,849,454
Purchase of property and equipment	290,234	—	1,340	291,574

	Three months ended March 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,563,261	$130,404	$—	$2,693,665
International revenues	256,477	39,737	—	296,214
Revenues from external customers	2,819,738	170,141	—	2,989,879
Intersegment revenues	49,028	(49,028)	—	—
Interest expense	—	—	7,302	7,302
Income tax expense	113,819	5,233	(6,761)	112,291
Depreciation and amortization	77,767	2,193	6,141	86,101
Segment profit	193,075	10,157	(13,148)	190,084
Goodwill	695,551	—	—	695,551
Total segment assets	4,386,592	137,313	697,622	5,221,527
Purchase of property and equipment	95,265	—	—	95,265

	Nine months ended March 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$6,595,161	$477,149	$—	$7,072,310
International revenues	1,084,641	151,837	—	1,236,478
Revenues from external customers	7,679,802	628,986	—	8,308,788
Intersegment revenues	75,907	(75,907)	—	—
Interest expense	—	—	546	546
Income tax expense	184,388	52,984	32,956	270,328
Depreciation and amortization	185,260	6,190	16,131	207,581
Segment profit	308,683	102,739	63,974	475,396
Goodwill	695,551	—	—	695,551
Total segment assets	5,299,621	108,753	441,080	5,849,454
Purchase of property and equipment	531,650	—	9,884	541,534

	Nine months ended March 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$7,218,735	$537,690	$—	$7,756,425
International revenues	256,477	105,704	—	362,181
Revenues from external customers	7,475,212	643,394	—	8,118,606
Intersegment revenues	137,518	(137,518)	—	—
Interest expense	1,272	—	26,896	28,168
Income tax expense	138,312	40,393	(1,909)	176,796
Depreciation and amortization	220,373	6,947	18,299	245,619
Segment profit	243,931	78,286	(23,265)	298,952
Goodwill	695,551	—	—	695,551
Total segment assets	4,386,592	137,313	697,622	5,221,527
Purchase of property and equipment	335,854	—	1,502	337,356

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

Results of Operations

Three Months ended March 31, 2008

Biotel’s net revenues for the three months ended March 31, 2008, were $2,699,000, 9.7% less than net revenues of $2,990,000 for the three months ended March 31, 2007. This decrease is a result of a temporary decrease in shipments to medical corporations in anticipation of new product releases. Biotel completed product development efforts at its Braemar subsidiary on a new Holter recorder platform in the third quarter of fiscal year 2008. The new Holter recorder platform was market released with initial deliveries to a major customer in March. In the three months ended March 31, 2008, 23% of Biotel’s revenues were derived from one customer; and in the three months ended March 31, 2007, 49% of Biotel’s revenues were derived from three customers. The loss of any of these customers would have an immediate significant adverse effect on our financial results.

Gross profit was $1,237,000 for the quarter ended March 31, 2008, 3.7% less than the gross profit of $1,284,000 for the third quarter of fiscal year 2007. Gross profit margin improved to 45.8% in the three months ended March 31, 2008 compared to 43.0% for the three months ended March 31, 2007. Gross profit margin improved primarily as a result of changes in product mix, including an increase in service revenues which carry a higher gross margin. Model mix variations are a normal part of the purchase cycle of Biotel customers. Cost of sales and service decreased to $1,462,000 (54.2% of sales) for the three months ended March 31, 2008, compared to $1,705,000 (57.0% of sales) for the third quarter of fiscal year 2007.

Selling, general and administrative expenses increased slightly to $620,000 (23.0% of sales) for the three months ended March 31, 2008, compared to $616,000 (20.6% of sales) for the three months ended March 31, 2007. Selling, general and administrative expenses in fiscal 2008 include increased personnel expenses with the addition of an Information Technology employee.

Research and development expenditures for the third quarter of fiscal year 2008 were $465,000, an increase of 36.2% compared to $342,000 in the third quarter of fiscal year 2007. This increase was primarily the result of expenditures associated with development of new Holter, wireless and event recorder products. In addition to concluding development efforts on a new Holter recorder platform, Biotel continues product development activity at Braemar toward the market release of the ER900 wireless products and successive wireless product offerings. Biotel received FDA 510(k) clearance to market its ER900 Wireless Event Recorder in October, 2007. The ER900 Wireless event recorder is a cardiac looping recorder and cellular transmitter, the first in a series of Braemar wireless products that transmit cardiac information through cellular networks without patient interaction. ER900 Wireless software programs are able to detect arrhythmias, whether asymptomatic or symptomatic, and automatically transmit relevant clinical information to the monitoring center for review and management. While patients with life threatening arrhythmias should be managed in the hospital, patients with less severe problems benefit from the speed and simplicity of mobile cardiac assessment.

Interest expense decreased to $261 for the three-month period ended March 31, 2008, compared to interest expense of $7,302 for the three months ended March 31, 2007. Interest expense decreased as a result of the elimination of long term debt and minimal use of the line of credit.

Net earnings of $99,000 were posted for the third quarter of fiscal year 2008, versus net earnings of $190,000 in the third quarter of fiscal year 2007. Net earnings for the third quarter of fiscal year 2008 declined as a result of decreased revenues, increased R&D expenses to complete the new product releases, and costs associated with closing Braemar’s North Carolina facility on June 30, 2008.

Nine Months ended March 31, 2008

Biotel’s net revenues for the nine months ended March 31, 2008, were $8,309,000, an increase of 2.3% over revenues of $8,119,000 for the nine months ended March 31, 2007. This increase is a result of growing sales to medical corporations during the first nine months of fiscal 2008, with a notable increase in sales of services at Agility. In the nine months ended March 31, 2008, 31% of Biotel’s revenues were derived from two customers, and in the nine months ended March 31, 2007, 44% of Biotel’s revenues were derived from three customers. The loss of either of these customers would have an immediate significant adverse effect on our financial results.

Gross profit was $3,770,000 for the nine months ended March 31, 2008, 12.2% greater than the gross profit of $3,360,000 for the first nine months of fiscal year 2007. Gross profit margin improved to 45.4% for the nine months ended March 31, 2008 compared to 41.4% for the nine months ended March 31, 2007. Gross profit margin improved primarily as a result of changes in product mix, including an increase in service revenues which carry a higher gross margin. Model mix variations are a normal part of the purchase cycle of Biotel customers. Cost of sales and service decreased to $4,539,000 (54.6% of sales) for the nine months ended March 31, 2008, compared to $4,759,000 (58.6% of sales) for the first nine months of fiscal year 2007.

Selling, general and administrative expenses increased to $1,822,000 (21.9% of sales) for the nine months ended March 31, 2008, compared to $1,797,000 (22.1% of sales) for the nine months ended March 31, 2007. Selling, general and administrative expenses in fiscal 2008 include increased personnel expenses with the addition of an Information Technology employee and legal fees associated with an employment dispute which was settled favorably in January, 2008.

            Research and development expenditures for the first nine months of fiscal year 2008 were $1,218,000, an increase of 16.6% compared to $1,045,000 for the first nine months of fiscal year 2007. The increase was primarily the result of expenditures associated with development of new Holter, wireless, and event recorder products. Biotel plans increased investment in research and development during fiscal year 2008 as it addresses developing markets in Holter, event recording, and wireless arrhythmia management.

Interest expense decreased to $546 for the nine-month period ended March 31, 2008, compared to interest expense of $28,168 for the nine months ended March 31, 2007. Interest expense decreased as a result of the elimination of long term debt and minimal use of the line of credit.

Net earnings of $475,000 were posted for the first nine months of fiscal year 2008, versus net earnings of $299,000 in the first nine months of fiscal year 2007. Net earnings for the first nine months of fiscal year 2008 improved as a result of increased sales and improved gross margin.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $2,702,000 at March 31, 2008, compared to $2,520,000 at June 30, 2007. The increase in working capital is largely the result of the Company’s continued profitability.

Cash and cash equivalents were $199,000 at March 31, 2008, compared to $508,000 at June 30, 2007. The decrease in cash was primarily the result of payments of estimated income taxes, inventory increases, and other accrued liabilities in March, 2008. The ratio of current assets to current liabilities (“current ratio”) was 2.92 to one at March 31, 2008 and 2.72 to one at June 30, 2007.

Accounts receivable decreased slightly to $1,952,000 at March 31, 2008, versus $1,966,000 at June 30, 2007. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the first nine months of fiscal year 2008, $542,000 was used for capital expenditures, compared with $337,000 in the first nine months of fiscal year 2007. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $1,689,000 as of March 31, 2008 versus $1,122,000 as of June 30, 2007. This increase is primarily the result of purchases of materials for manufacture of products in anticipation of the closing of the North Carolina manufacturing facility. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,404,000 at March 31, 2008, compared to $1,461,000 on June 30, 2007.

Biotel has no long term liabilities.

As of March 31, 2008, stockholders’ equity had increased to $4,445,000 from $3,932,000 at June 30, 2007. The increase in stockholder’s equity was a result of the increase in retained earnings.

Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Items 3/3A(T): Controls and Procedures

(a)        As of March 31, 2008, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)       Changes in internal controls. There were no changes in the third quarter of fiscal 2008 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. On May 14, 2008, Biotel issued a news release containing its financial results for the period ending March 31, 2008. The news release is attached as Exhibit 99.1.

Item 6. Exhibits

Listing of Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Biotel Inc. news release dated May 14, 2008, containing the company’s financial results for the period ending March 31, 2008.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.
Date: May 14, 2008	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: May 14, 2008	By:	/s/ Judy E. Naus
Its: Chief Financial Officer