Form 10KSB
period 2008-06-30
Biotel Inc.
filed 2008-09-29
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-50914

BIOTEL INC.
(Name of Small business Issuer in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1427114 (I.R.S. Employer Identification No.)

1285 Corporate Center Drive, Suite 150, Eagan, MN (Address of principal executive offices)	55121 (Zip Code)

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

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Issuer’s revenues for fiscal year ended June 30, 2008 were $11,495,326.

          The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 9, 2008 was approximately $6,542,537.

          The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 9, 2008 was 2,763,827.

DOCUMENTS INCORPORATED BY REFERENCE

          The definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

PART I

Item 1.	DESCRIPTION OF BUSINESS.

General

          Biotel Inc. is a Minnesota corporation that was incorporated in 1982. From 1982 to 1998, Biotel developed and marketed digital Holter recorders and software. Since 1998 we have conducted business as a non-operating holding company through wholly owned subsidiaries. The businesses of our subsidiaries consist of developing, manufacturing, testing and marketing medical devices and related software as described below:

•

Braemar, Inc. is a North Carolina corporation based in Eagan, Minnesota. Braemar designs, manufactures and services non-invasive medical and other specialized monitoring products and ultrasound products for original equipment manufacturers (“OEMs”). Braemar was incorporated in 1997 and became a wholly owned subsidiary of Biotel in 1998 through a series of merger and acquisition transactions.

•

Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical, Inc., a Minnesota corporation. Carolina Medical was incorporated in 1959 and became a wholly owned subsidiary of Biotel in 1998 through a series of merger transactions. This business designed, manufactured and serviced biological fluid and tissue management systems. Effective July 1, 2006, the assets of Carolina Medical were acquired by our subsidiary, Braemar, Inc.; and Carolina Medical, Inc. was dissolved on November 8, 2006. Engineering and manufacturing operations continued at the King, North Carolina facility through June 30, 2008. Effective July 1, 2008, engineering and manufacturing operations were consolidated into Braemar’s Eagan, Minnesota facility other than the retention of one engineer in Winston-Salem, North Carolina.

•

Until September 19, 2008, the Company’s Columbia, South Carolina facility operated as Advanced Biosensor Inc., a Delaware corporation. This facility sells maintenance services, Holter recorders, Holter diagnostic software and Holter supplies to medical clinics and hospitals and their patients. Effective September 19, 2008, Advanced Biosensor was merged into Braemar, Inc.

•

Agility Centralized Research Services, Inc. is a Minnesota corporation. Agility provides 7-day/24-hour electrocardiogram (“ECG”) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials. Biotel purchased the assets comprising Agility’s business in July, 2004.

          When we use the terms “Biotel,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to Biotel and its subsidiaries. Biotel’s principal executive offices are located at 1285 Corporate Center Drive, Suite 150, Eagan, Minnesota 55121, and its telephone number is (651) 286-8620. Biotel’s Internet website address is www.biotelinc.com.

Investment Considerations

          Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7 – Financial Statements, before making an investment decision with regard to our securities.

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

Products and Services

          Biotel’s development, manufacturing and marketing of medical devices falls into two business segments – sales and service to medical corporations and sales and service to clinics and hospitals. Our wholly owned subsidiaries, Braemar and Agility, design, manufacture, test and sell medical devices and services primarily to medical corporations. Braemar, through its Columbia, South Carolina facility previously operated as Advanced Biosensor sells products and services to clinics and hospitals. Approximately 15% of our revenue is derived from servicing and repairing products, including providing spare parts.

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

          Braemar produces both analog and digital Holter recorders, as well as tape playback systems for analog devices. Although Holter recorders were originally developed as analog devices incorporating a cassette tape to store data, the Holter recorder and cardiac event recorder industry has transitioned to the use of digital devices, with analog devices used essentially for service or replacements. Braemar also manufactures digital cardiac event recorder products, which record heart functions over a month or longer time period in order to record infrequent events such as arrhythmia. Instead of providing continuous monitoring, specific events trigger the device to record heart functions. Data is downloaded for analysis in a manner similar to that for Holter recorders.

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

          Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical. Effective July 1, 2006, Braemar, Inc. acquired the assets of Carolina Medical, and Carolina Medical, Inc. was dissolved on November 8, 2006. Braemar developed, manufactured and serviced OEM components for biological fluid and tissue management at the King, North Carolina facility until the facility was closed on June 30, 2008 and development and manufacturing operations were consolidated at Braemar’s Eagan, Minnesota facility.

          Agility Centralized Research Services, Inc.: Agility contracts with medical device and pharmaceutical companies, contract research and academic research organizations worldwide to provide 24-hour/day 7-day/week electrocardiogram (ECG) data and management services for cardiac safety and therapeutic evaluation purposes within clinical trials. Agility is based in Bannockburn, Illinois.

Sales to Clinics and Hospitals

          Braemar, Inc.: Braemar, through its Columbia, South Carolina facility formerly operated as Advanced Biosensor, distributes PC-based diagnostic monitoring products marketed to clinics and hospitals. This facility sells maintenance services, Holter recorders, Holter diagnostic software and Holter supplies to medical clinics and hospitals and their patients..

Marketing and Sales

          Approximately 80% of Biotel’s revenues for fiscal 2008 were derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 16% of our revenues during the year ended June 30, 2008.

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

Sales to Clinics and Hospitals

          Braemar, Inc., through its Columbia, South Carolina facility, formerly Advanced Biosensor, markets its products to clinic and hospital end-users. It relies primarily on telemarketing and leads generated from existing customers.

Significant Customers

          The Company had three major customers which accounted for approximately 39% and 45% of the Company’s consolidated revenues in the years ended June 30, 2008 and 2007, respectively.

Backlog

          Our product lines have no significant order backlog because we follow the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. We believe that the ability to fill orders in a timely fashion is a competitive factor in the markets in which we operate.

Competition

          The medical device market is highly competitive. We are subject to competition on the basis of price, delivery time, customer service and our ability to meet specialty needs. There are a number of firms that provide certain products and services similar to those provided by Biotel and vary from small operations offering a certain similar subset of our products or services to large integrated product and service companies. Each of our businesses competes with at least one major competitor, and these competitors vary according to specific products within a business. Due to the diversity of our product lines as a whole, no single competitor competes with us across the entire spectrum of our product lines.

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

          In most cases, our competitors are larger companies that undertake a greater diversity of product lines and services and have substantially more resources than we do. These larger companies produce a wide variety of contract research, testing, engineering and manufacturing services, whether related to diagnostic and clinical testing, OEM equipment, or both. There are also a significant number of small and mid-size companies that generally compete in segments of the diagnostic and clinical testing industry or as OEM equipment vendors. As a result, contract research, testing, engineering and manufacturing in the diagnostic, clinical testing and OEM manufacturing industries is fragmented and segmented.

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

Research and Development

          Our aggregate research and development expenses during the fiscal years ended June 30, 2008 and 2007 amounted to approximately $1.7 million and $1.5 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

Employees

          As of August 31, 2008, we had 49 employees. No employees are represented by labor organizations, and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by business segment:

	Sales to Medical Companies	Sales to Clinics And Hospitals

Manufacturing/R&D	32	2
Sales and Marketing	4	0
General and Administrative	10	1

Total	46	3

          As the holding company for the subsidiaries, Biotel has a full-time Chief Executive Officer and a Chief Financial Officer who also serves as the Chief Financial Officer and Vice President of Braemar. These two positions are included in the table above.

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

Product Warranties and Service

          We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2008 and 2007, our provision for warranty services was $87,512 and$75,906, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience and management’s estimates of future claims, and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates and actual experience that can be different than our expectations

Government and Other Regulation

          Biotel’s manufacturing subsidiary, Braemar, is registered with the United States Food and Drug Administration (the “FDA”). The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “Act”) and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to many of the products that are outsourced to us for manufacture.

          The Act and the regulations include requirements that manufacturers of medical products and devices register with and furnish lists of products and devices manufactured by them to the FDA. Prior to marketing a medical product or device, the FDA requires the company selling the product or device to obtain FDA clearance. Tests to be performed for approval range from bench-test data and engineering analysis to potentially expensive and time-consuming clinical trials. The types of tasks for a particular product submission are indicated by the classification of the device and previous approvals for similar devices. Braemar is registered with the FDA.

          Braemar’s procedures and records are also subject to ongoing review by the FDA from time to time, pursuant to the FDA’s Quality System Regulation (“QSR”). The QSR for medical devices sets forth standards for the design and manufacturing processes that require Braemar to maintain certain records and provides for unscheduled inspection of its facilities.

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

Management

          Executive officers of Biotel are as follows:

Name	Age	Position

B. Steven Springrose	59	Chief Executive Officer of Biotel; Chief Executive Officer of Agility Centralized Research Services

Harold A. Strandquist	59	Executive Vice President of Biotel, Sales, Marketing and Business Development

Judy E. Naus	63	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

          B. Steven Springrose has served as Biotel’s President and Chief Executive Officer since July 2003, as Secretary since 1982, and as a director since 1982. Mr. Springrose also serves as Agility’s Chief Executive Officer. Mr. Springrose was employed in a management position with Biotel from 1982 through 1998 and in a management position with Braemar, Inc. from January 1999 to November 1999. Mr. Springrose served as an independent contractor with pacemaker sales from 2000 to 2003. Mr. Springrose earned his bachelor of science degree from the University of Minnesota and a master of science degree from Washington University in St. Louis, Missouri, in biomedical engineering. He also earned an MBA from the University of St. Thomas, and holds three patents.

          Harold A. Strandquist was named Biotel’s Executive Vice President for Sales, Marketing and Business Development, effective September 1, 2008. He has served as the President of Braemar Corporation since November 2002. He began working for Braemar in February 2002. Mr. Strandquist was Central Regional Sales Director for Ela Medical, Inc., Division of Sanofi Diagnostics Pasteur SA (of France), a pacemaker and ICD manufacturer, for approximately four years before coming to Braemar. Previously he had worked as Director of Sales and Marketing for Angeion Corporation, and joined Ela Medical, Inc. when it acquired Angeion in 1998. He also worked for Medtronic Inc. in various sales and marketing positions. Mr. Strandquist holds a bachelor of science degree with dual majors in chemistry and economics, as well as an MBA in management. In addition, he has Heart Rhythm Society (f/k/a North American Society for Pacing and Electrophysiology) certification in electro-physiology.

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

          Three customers generated a significant portion of our revenues. Three major customers accounted for 39% and 45% of our consolidated revenues in the fiscal years ended June 30, 2008 and 2007, respectively, and these customers will likely account for a significant percentage of our revenues during fiscal 2009. Because these customers are not required to purchase any minimum amount of products from us, or any products at all, there is no assurance that we will be able to retain these major customers or continue to maintain the levels of sales to them. The loss of or reduction in demand for our products from a major customer could have a material adverse effect on operating results and cash flow from operations.

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

          Our business could be materially adversely impacted by risks inherent in international markets. During the 12 months ended June 30, 2008 and 2007, approximately 16.0% and 9.0%, respectively, of our revenues were generated by customers outside the United States. Approximately 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel’s revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

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

          Undesignated shares in our articles of incorporation could prevent or delay a change in control of us or otherwise negatively affect shareholders. Our articles of incorporation currently authorize the board of directors, without shareholder approval, to issue up to 12,000,000 shares of capital stock, of which up to 2,000,000 shares are designated as preferred stock and up to 10,000,000 shares are designated as common stock. We currently have 2,763,827 common shares outstanding. The board of directors may issue up to 2,000,000 preferred shares in one or more classes or series and with those provisions as it determines, without shareholder approval. The holders of our common stock do not have any preemptive rights. The issuance of stock with rights and preferences determined by the board of directors could make it more difficult for a third party to acquire us, dilute the stock ownership or adversely effect the rights of holders of our common stock, including voting rights.

Item 2.	DESCRIPTION OF PROPERTY.

          We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	Term of Lease

Braemar, Inc. 1285 Corporate Center Drive, Suite 150 Eagan, MN 55121	Production, engineering and administration	17,314	Lease expires August 31, 2011.

Braemar, Inc. 157 Industrial Drive King, NC 27021	Production, engineering and administration	13,440	Lease expired June 30, 2008.

Braemar, Inc. 300 Jonestown Road, #6 Winston-Salem, NC 27104	Engineering	1,420	Lease expires June 30, 2011

Braemar, Inc. (formerly Advanced Biosensor Inc.) 400 Arbor Lake Drive, Suite B450 Columbia, SC 29223	Administration	2,903	Lease expires April 30, 2009.

Agility Centralized Research Services, Inc. 2275 Half Day Road Suite 133 Bannockburn, IL 60015	Service operations	1,225	Lease expires January 31, 2009.

Item 3.	LEGAL PROCEEDINGS.

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is traded on the Over the Counter Bulletin Board under the symbol BTEL.OB. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ending June 30, 2008 are set forth in the table below, as reported by MarketWatch.com. These quotations represent prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended 2007 – 2008	Low	High

September 30	$3.20	$4.25
December 31	$2.70	$3.79
March 31	$2.76	$3.60
June 30	$2.70	$3.30

Quarter Ended 2006 – 2007	Low	High

September 30	$1.60	$2.50
December 31	$1.60	$2.25
March 31	$1.70	$2.13
June 30	$3.00	$5.25

          As of June 30, 2008, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last two fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

          Unregistered Sales of Equity Securities and Use of Proceeds. Biotel did not issue any shares of capital stock during the quarter ended June 30, 2008.

          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2008, under the Biotel 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,000	$1.3635	439,000
Equity compensation plans not approved by securities holders	—	—	—

Total	211,000	$1.3635	439,000

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years for equipment, seven years for furniture and fixtures and two to five years for leasehold improvements, which represents the terms of the original leases.

          SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2008 and 2007, we performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

          Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred.

          We routinely warrant our recorders against defects in material and workmanship for one year. Supplies, accessories and repairs typically carry no warranty to 90-days warranty, depending on the item. An accrual is provided for estimated future claims. Such accruals are based on historical experience and management’s estimate of the level of future claims.

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

          Biotel subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, tissue extraction components, and flow control devices; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing, and manufacturing operations for our customers.

          Biotel subsidiary, Braemar, Inc., through its Columbia, South Carolina facility which was formerly Advanced Biosensor Inc., sells maintenance services, Holter recorders and event recorders manufactured by Braemar, diagnostic Holter software provided by others and Holter supplies to hospitals and clinics.

          These subsidiaries have experienced improvements in their business activity as a result of marketing efforts to acquire new customers and to expand relationships among current customers.

Results of Operations

          Biotel’s net revenues for the year ended June 30, 2008, were $11,495,000, 2.3% above net revenues of $11,233,000 for the year ended June 30, 2007. Revenue increased in fiscal year 2008 as a result of growth in service revenues from the Agility subsidiary. In the fiscal years ended June 30, 2008 and 2007, 39% and 45% respectively, of Biotel’s revenues were derived from three customers. The loss of one or more of these customers would have an immediate significant adverse effect on our financial results.

          Gross profit margin increased to $5,099,000 (44.4%) for fiscal year 2008, compared to $4,782,000 (40.5%) in fiscal year 2007. Cost of sales and service decreased to $6,396,000 for fiscal year 2008, compared to $6,451,000 for fiscal year 2007. The decrease in cost of sales and service was primarily the result of product mix and cost control efforts. Gross profit margin increased as a result of product mix and cost control efforts, as well as increased sales of higher margin services at our clinical research service operation. Gross margins vary from year to year dependent on model mix and subsidiary contributions. Biotel does not project a substantial change to its gross margin in fiscal year 2009.

          Selling, general and administrative expenses increased to $2,425,000 (21.0% of sales) for the year ended June 30, 2008, compared to $2,363,000 (21.0% of sales) for the year ended June 30, 2007. This increase is primarily the result of selling expenses associated with increased sales activity and administrative expenses associated with general corporate legal fees. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for fiscal year 2008 were $1,674,000, an increase of 14.3% compared to $1,464,000 in fiscal year 2007. The increase was primarily the result of extensive research and development efforts in fiscal year 2008 related to new Holter and event recorder products. Biotel expects a similar level of expenditures for research and development in fiscal year 2009.

          Interest expense decreased to $700 for the year ended June 30, 2008, compared to interest expense of $32,000 for the year ended June 30, 2007. Interest expense decreased corresponding to the reduction in long term debt.

          Net earnings for the year ended June 30, 2008 and 2007, were $666,000 and $520,000, respectively. Net earnings improved as a result of increased revenues and cost control efforts.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $3,125,000 at June 30, 2008, compared to $2,634,000 at June 30, 2007. The increase in working capital was primarily a result of a strong cash position at June 30, 2008.

          Cash and cash equivalents were $945,000 at June 30, 2008, compared to $508,000 at June 30, 2007. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities (“current ratio”) increased to 3.22 to one at June 30, 2008, compared to 2.80 to one at June 30, 2007.

          Accounts receivable decreased to $1,767,000 at June 30, 2008, versus $1,966,000 at June 30, 2007. The decrease in accounts receivable was related to strong collections and improved payment cycles of major customers. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          In fiscal year 2008, $716,000 was used for capital expenditures, compared with $356,000 in fiscal year 2007. Biotel has invested in new Holter and Wireless Event Recorder platforms in fiscal year 2008, causing a significant increase in capital investment. Levels of capital investment are expected to vary from year to year.

          Inventory increased to $1,428,000 for the year ended June 30, 2008, compared to $1,122,000 for the year ended June 30, 2007. This increase is a result of materials purchased to support increased sales levels and new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities decreased to $1,408,000 at June 30, 2008, compared to $1,461,000 on June 30, 2007. Decreases in accounts payable and accruals were partially offset by the increase in the revolving line of credit as of June 30, 2008.

          As of June 30, 2008 and 2007, Biotel had long term liabilities of $225,000 and $114,000, respectively, relating to the Company’s deferred income tax liability.

          Stockholders’ equity increased to $4,702,000 at June 30, 2008, from $3,933,000 at June 30, 2007. The increase in stockholders’ equity was principally a result of the increase in retained earnings.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 7.	FINANCIAL STATEMENTS.

          See Financial Statements beginning on page F-1.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

Item 8A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within this Company have been detected. Biotel’s internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Item 8B.	OTHER INFORMATION.

          Not applicable.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2008 Annual Meeting of Shareholders.

Item 10.	EXECUTIVE COMPENSATION.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2008 Annual Meeting of Shareholders.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2008 Annual Meeting of Shareholders.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2008 Annual Meeting of Shareholders.

Item 13.	EXHIBITS.

          For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-KSB.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2008 Annual Meeting of Shareholders.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: September 29, 2008	By	/s/ B. Steven Springrose

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

/s/ B. Steven Springrose	September 29, 2008

B. Steven Springrose (President, Chief Executive Officer and a Director)

/s/ Judy E. Naus	September 29, 2008

Judy E. Naus (Chief Financial Officer and Chief Accounting Officer)

/s/ C. Roger Jones	September 29, 2008

C. Roger Jones (Director)

/s/ Stanley N. Bormann	September 29, 2008

Stanley N. Bormann (Director)

/s/ L. John Ankney	September 29, 2008

L. John Ankney (Director)

/s/ David A. Heiden	September 29, 2008

David A. Heiden (Director)

/s/ Spencer M. Vawter	September 29, 2008

Spencer M. Vawter (Director)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Biotel Inc.**
3.2	Bylaws of Biotel Inc. **
4.1	Specimen Common Stock Certificate. **
10.1	Lease Agreement dated March 1, 2006 between Braemar, Inc. and DB Quad Prairie Business Center, Inc. ****
10.2	Commercial Lease Agreement dated June 30, 2006 between Braemar, Inc. and King Investment Partners. *****
10.3	Lease Agreement dated October 1, 2005 between Advanced Biosensor, Inc. and AP Southeast Portfolio Partners, L.P., as amended. ****
10.4	Office Lease dated December 28, 2006 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza, L.L.C. ******
10.5	Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research Services, LLC. **
10.6	OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003.**
10.7	Termination of Lease, Release, Hold Harmless and Indemnification Agreement dated June 30, 2006. *****
10.8	Office Lease dated April 15, 2008 between Braemar, Inc. and Jonestown Properties, L.L.C.*
11.1	Statement regarding computation of per share earnings. ***
21.1	Subsidiaries of Biotel Inc. *
24.1	Power of Attorney (included in signature page) *
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
**	Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
***	Previously filed with Amendment No. 2 to Form 10-SB on December 27, 2004, Commission File No. 0-50914.
****	Previously filed with Form 10-QSB on February 14, 2006, Commissions File No. 0-50914.
*****	Previously filed with Form 10-KSB on September 28,2006, Commission File No. 0-50914.
******	Previously filed with Form 10-QSB on December 31, 2006, Commission File No. 0-50914.

BIOTEL INC. AND SUBSIDIARIES
REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2008 AND 2007

BIOTEL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biotel Inc. and Subsidiaries
Eagan, Minnesota

          We have audited the accompanying consolidated balance sheets of Biotel Inc. and Subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

September 29, 2008
Columbia, South Carolina

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$945,121	$508,314
Trade accounts receivable, net of allowance for doubtful accounts of $55,440 and $35,707 at June 30, 2008 and June 30, 2007, respectively	1,766,512	1,966,415
Prepaid income taxes	39,310	—
Inventories, net	1,428,163	1,122,259
Deferred tax assets	244,018	314,164
Prepaid expenses	109,903	184,149

Total Current Assets	4,533,027	4,095,301

PROPERTY & EQUIPMENT, Net	1,092,710	704,327

OTHER ASSETS
Goodwill	695,551	695,551
Other	13,820	12,400

Total Other Assets	709,371	707,951

	$6,335,108	$5,507,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$187,146	$—
Trade accounts payable	651,635	678,094
Accrued payroll and related liabilities	237,503	243,766
Deferred service contract revenue	133,359	177,969
Other accrued expenses	198,540	277,488
Income taxes payable	—	83,940

Total Current Liabilities	1,408,183	1,461,257

LONG-TERM LIABILITIES
Deferred taxes payable	224,967	113,822

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)

Total Liabilities	1,633,150	1,575,079

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 and 2,673,827 shares issued at June 30, 2008 and 2007, respectively	27,638	26,738
Additional paid-in capital	2,145,594	2,043,175
Retained earnings	2,528,726	1,862,587

Total Stockholders’ Equity	4,701,958	3,932,500

	$6,335,108	$5,507,579

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,

	2008	2007

SALES AND SERVICES	$11,495,326	$11,233,397

COST OF SALES AND SERVICES	6,396,033	6,451,223

GROSS PROFIT	5,099,293	4,782,174

OPERATING EXPENSES
Selling and administrative	2,425,094	2,362,948
Research and development	1,674,380	1,463,814

Total operating expenses	4,099,474	3,826,762

INCOME FROM OPERATIONS	999,819	955,412

OTHER INCOME (EXPENSE)
Interest Income	11,173	6,384
Interest Expense	(704)	(32,088)
Miscellaneous	12,425	(10,563)

Total other income (expense)	22,894	(36,267)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,022,713	919,145

PROVISION FOR INCOME TAXES	356,574	399,412

NET INCOME	$666,139	$519,733

NET INCOME PER COMMON SHARE
BASIC	$0.25	$0.20

DILUTED	$0.23	$0.19

WEIGHTED AVERAGE NUMBER OF SHARES USED TO COMPUTE NET INCOME PER COMMON SHARE:
BASIC	2,695,712	2,657,783

DILUTED	2,856,267	2,798,591

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,

	2008	2007

OPERATING ACTIVITIES
Net income	$666,139	$519,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	324,511	330,073
Stock-based compensation	49,569	87,091
Deferred income tax	181,291	89,752
Increase (decrease) in allowance for doubtful accounts	19,733	(14,327)
Decrease in inventory valuation allowance	(188,973)	(136,238)
Loss (gain) on disposal of fixed assets	(10,137)	9,897
Changes in deferred and accrued amounts
Trade accounts receivable	180,170	250,529
Prepaid income taxes	(39,310)	—
Prepaid expenses	74,246	(96,542)
Inventories	(116,931)	155,268
Other assets	(1,420)	7,708
Trade accounts payable	(26,459)	193,489
Accrued payroll and related liabilities	(6,263)	29,018
Other accrued expenses	(78,948)	(41,546)
Deferred service contract revenue	(44,610)	9,499
Income taxes payable	(83,940)	7,395

Net cash provided by operating activities	898,668	1,400,799

INVESTING ACTIVITIES
Purchases of property and equipment	(716,387)	(355,729)
Proceeds from sale of property and equipment	13,630	17,300

Net cash used for investing activities	(702,757)	(338,429)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	53,750	15,000
Net change on line of credit	187,146	(110,000)
Payments of long term debt	—	(510,242)

Net cash provided by (used for) financing activities	240,896	(605,242)

Net increase in cash and cash equivalents	436,807	457,128

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	508,314	51,186

CASH AND CASH EQUIVALENTS, END OF YEAR	$945,121	$508,314

CASH PAID FOR
Interest	$675	$32,088

Income taxes	$263,740	$299,749

See notes to financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Retained Earnings

	Amount	Shares			Total

Balance, June 30, 2006	$26,498	2,649,827	$1,941,324	$1,342,854	$3,310,676

Exercise of stock options	240	24,000	14,760	—	15,000

Stock-based compensation	—	—	87,091	—	87,091

Net income	—	—	—	519,733	519,733

Balance, June 30, 2007	26,738	2,673,827	2,043,175	1,862,587	3,932,500

Exercise of stock options	900	90,000	52,850	—	53,750

Stock-based compensation	—	—	49,569	—	49,569

Net income	—	—	—	666,139	666,139

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

          Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc., Advanced Biosensor Inc., and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Braemar, through its acquisition of Carolina Medical, also manufactures and services biological fluid and tissue management systems. Braemar, Inc. primarily sells to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Braemar, Inc. through its acquisition of Advanced Biosensor Inc. integrates diagnostic Holter software with Braemar recorders and other cardiopulmonary diagnostic equipment and sells to end-users in hospitals and clinics (See Note 15). Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

          The Company’s sales are both national and international.

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

Advertising and marketing

The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. During the years ending June 30, 2008 and 2007, advertising expenses totaled approximately $6,000 and $11,000, respectively.

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

Property and equipment

Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line methods over estimated useful lives of three to five years for equipment, seven years for furniture and fixtures and two to five years for leasehold improvements, which represents the terms of the related leases. Maintenance and repairs which do not improve or extend the useful lives of assets are charged to expense as incurred.

Goodwill

The Company accounts for the purchase price in excess of tangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2008 and 2007, such test of goodwill determined the recorded goodwill had not been impaired.

Service contracts

Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2008 and 2007, current liabilities include service contract revenue deferrals of approximately $133,000 and $178,000, respectively.

Warranty reserve

The Company offers warranties of up to two years to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2008 and 2007, the warranty reserve totaled $87,512 and $75,906, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of June 30, 2008 and 2007:

	2008	2007

Balance, beginning of year	$75,906	$97,471
Claims paid	(98,299)	(52,787)
Additional warranties issued and revisions in estimates of previously issued warranties	109,905	31,222

Balance, end of year	$87,512	$75,906

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue recognition

Revenues from medical equipment and software sales are recognized at date of shipment when title passes to the customer. There are no customer acceptance provisions, and the right to return exists only in cases of damaged product or non-compliance with customer specifications. Revenues for services provided by the Company are recognized as these services are provided.

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

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following weighted average assumptions were used: risk-free interest rates based on date of issuance of 3.72% to 4.32%, no expected dividends, a volatility factor of 74.79 to 229.35, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%.

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

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective July 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Cash and cash equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Statement Reclassification

Certain reclassifications have been made to the 2007 deferred tax asset and deferred tax liability amounts in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or equity.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to SFAS No. 115. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008, effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flow.

Other accounting standards that have been issued or proposed by the PCAOB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – INVENTORIES

As of June 30, 2008 and 2007, inventories consist of the following:

	2008	2007

Raw materials and supplies	$1,374,588	$1,154,869
Finished goods	229,169	337,216
Evaluation units and replacements	12,406	7,147

	1,616,163	1,499,232
Valuation allowance	(188,000)	(376,973)

	$1,428,163	$1,122,259

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2008 and 2007, property and equipment consist of the following:

	2008	2007

Machinery and equipment	$3,030,258	$2,956,662
Furniture and fixtures	34,791	34,791
Leasehold improvements	47,857	54,237

	3,112,906	3,045,690
Accumulated depreciation	(2,020,196)	(2,341,363)

	$1,092,710	$704,327

Depreciation expense for the years ended June 30, 2008 and 2007 totaled $324,511 and $330,073, respectively.

NOTE 5 – REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (5.00% at June 30, 2008) plus .25% and expires on February 5, 2009. The outstanding credit line balance as of June 30, 2008 was $187,146. There was no outstanding balance on this line of credit as of June 30, 2007.

NOTE 6 – RELATED PARTY TRANSACTIONS

          Interest expense for related party obligations for the year ended June 30, 2007 was $1,272. This related party obligation was paid in full on October 31, 2006.

          Braemar, Inc. leased its land and building in King, North Carolina, from King Investment Partners, a partnership which is partially owned by Company stockholders, under a lease agreement which expired June 30, 2008. Total rent expense to the affiliated partnership was $50,400 for each of the years ended June 30, 2008 and 2007, respectively. (See Note 7.)

NOTE 7 – LEASE OBLIGATIONS

          Braemar, Inc. leases its facility in Columbia, South Carolina, under a 42-month lease agreement which will expire April 30, 2009.

          Braemar, Inc. leases its Minnesota facility under a 66-month lease agreement which will expire August 31, 2011.

          Braemar, Inc. also leased its facility in King, North Carolina, under a two-year lease agreement which expired on June 30, 2008.

          Effective July 1, 2008, Braemar, Inc. leases its facility in Winston-Salem, North Carolina, under a three-year lease agreement which will expire on June 30, 2011.

          Agility Centralized Research Services, Inc. leases its facility under a two-year lease agreement which will expire January 31, 2009.

          Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2008 are as follows:

2009	172,533
2010	126,408
2011	129,874
2012	18,902
2013	—

$447,717

          The leases for office and manufacturing space include costs allocated by the lessor for property taxes, insurance and maintenance. Total rent expense for leased space was $277,401 and $262,660 for the years ended June 30, 2008 and 2007, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

          Carolina Medical, Inc. has been subject to environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledges full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property. In connection with the Agreement, Carolina Medical paid King Investment Partners $45,000. Carolina Medical, Inc., a Minnesota corporation, was dissolved in November, 2006.

          Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 9 – SIGNIFICANT CUSTOMER CONCENTRATIONS

          Credit sales are made to the Company’s customers in the ordinary course of business. Generally, these sales are unsecured. The Company had three major customers which accounted for approximately 39% and 45% of the Company’s consolidated revenues in the years ended June 30, 2008 and 2007, respectively.

          Accounts receivable due from these customers at June 30, 2008 and 2007 totaled approximately $806,000 and $1,021,000, respectively.

NOTE 10 – STOCK OPTIONS

          Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Under this plan, the number of common shares subject to outstanding awards shall not exceed the greater of 650,000 shares or 15% of the aggregate number of common shares outstanding. Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2008 and 2007, Biotel Inc. had 211,000 and 301,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.84 years. During the year ended June 30, 2008, 90,000 options were exercised, and during the year ended June 30, 2007, 24,000 options were exercised. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years. The compensation cost charged against income for this plan was $49,569 and $87,091 for the years ending June 30, 2008 and 2007, respectively.

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2006	328,000	$1.1898	230,000	$1.0510

Granted	10,000	1.9000
Exercised	(24,000)	0.6250
Expired	(13,000)	1.1500

Balance at June 30, 2007	301,000	$1.2600	254,500	$1.2230

Exercised	(90,000)	0.5972

Balance at June 30, 2008	211,000	$1.3635	203,500	$1.5214

NOTE 11 – INCOME TAXES

          The components of the provision for income taxes are as follows for the years ended June 30, 2008 and 2007:

	2008	2007

Current provision for taxes	$175,283	$309,660
Change in net deferred tax asset	195,350	146,277
Decrease in valuation allowance	(14,059)	(56,525)

Total provision	$356,574	$399,412

          A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2008	2007

Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Reduction in state net operating losses due to changes in Corporate structure	—	6.1%
Decrease in valuation allowance	-1.4%	-6.1%
Other	—	6.2%

	35.9%	43.5%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets applicable to:
Allowance for doubtful accounts	$21,600	$13,900
Inventory reserves	73,300	147,000
Warranty reserves	34,100	29,600
Accruals	56,400	48,401
Depreciation	(161,545)	(47,855)
Goodwill	(190,048)	(74,119)
Net operating loss carryforwards	231,150	211,800
Other	81,510	13,090

	146,467	341,817
Less valuation allowance	127,416	141,475

Deferred tax asset	$19,051	$200,342

NOTE 11 – INCOME TAXES (Continued)

          The deferred tax amounts presented above have been classified on the accompanying balance sheets as of June 30, 2008 and 2007 as follows:

	2008	2007

Current asset	$244,018	$314,164
Long-term liability	(224,967)	(113,822)

	$19,051	$200,342

          Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2008 and 2007, management concluded that the deferred tax asset of $19,051 and $200,342, respectively, was more likely than not to be realized in future periods. The valuation allowance at June 30, 2008 and 2007, related to a portion of the federal and state net operating loss carryforwards from which the Company was not expecting to realize the benefit due to various federal and state limitations.

          At June 30, 2008, the Company had federal net operating loss carryforwards totaling $443,467, which expire on various dates through 2017. The Company also had state net operating loss carryforwards totaling $1,164,000, which expire on various dates through 2025.

NOTE 12 – NET INCOME PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2008, was 2,695,712 and 2,856,267, respectively. The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2007, was 2,657,783 and 2,798,591, respectively.

NOTE 13 – EMPLOYEE BENEFITS PLANS

          Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2008 and 2007, totaled $52,757 and $59,917, respectively.

NOTE 14 – OPERATIONS AND INDUSTRY SEGMENTS

          The Company reports on two segments of business: OEM Medical Equipment Sales and Service and Direct Medical Equipment Sales and Service. The industry segment information corresponds with the Company’s different customer and product types and therefore complies with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

          In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

NOTE 14 – OPERATIONS AND INDUSTRY SEGMENTS, Continued

	2008

	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$9,034,705	$664,646	$—	$9,699,351
International revenues	1,546,297	249,678	—	1,795,975

Revenues from external customers	10,581,002	914,324	—	11,495,326
Intersegment revenues	148,575	(148,575)	—	—
Interest expense	—	—	704	704
Income tax expense	258,733	80,842	16,999	356,574
Depreciation	295,647	7,753	21,111	324,511
Segment profit	412,883	159,791	93,465	666,139
Goodwill	695,551	—	—	695,551
Total segment assets	4,846,254	167,649	1,321,205	6,335,108
Purchase of property and equipment	706,503	—	9,884	716,387

	2007

	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$9,506,665	$711,375	$—	$10,218,040
International revenues	848,941	166,416	—	1,015,357

Revenues from external customers	10,355,606	877,791	—	11,233,397
Intersegment revenues	178,114	(178,114)	—	—
Interest expense	1,272		30,816	32,088
Income tax expense	330,639	68,087	686	399,412
Depreciation	300,228	8,934	20,911	330,073
Segment profit	417,937	107,350	(5,554)	519,733
Goodwill	695,551	—	—	695,551
Total segment assets	4,402,420	162,556	942,603	5,507,579
Purchase of property and equipment	354,227	—	1,502	355,729

NOTE 15 – SUBSEQUENT EVENTS

          Effective September 19, 2008, the Company’s Braemar, Inc. subsidiary acquired the assets of Advanced Biosensor Inc. Braemar continues distribution operations at the Columbia, South Carolina facility previously operated by Advanced Biosensor.