Form 10-Q
period 2008-09-30
Biotel Inc.
filed 2008-11-14
CIK 1300128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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
Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-Accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).
Yes ☐          No ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of September 30, 2008, was 2,763,827.

BIOTEL INC.
INDEX

i

Part I

Item 1: Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 Unaudited	June 30, 2008 Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650,759	$945,121
Trade accounts receivable, net of allowance for doubtful accounts of $53,107 and $55,440 at September 30, 2008 and June 30, 2008, respectively	2,072,686	1,766,512
Prepaid income taxes	—	39,310
Inventories, net	1,782,156	1,428,163
Deferred tax asset	244,018	244,018
Prepaid expenses	116,557	109,903

Total Current Assets	4,866,176	4,533,027

PROPERTY & EQUIPMENT, Net	1,116,468	1,092,710

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$6,692,015	$6,335,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$—	$187,146
Trade accounts payable	805,154	651,635
Accrued payroll and related liabilities	193,452	237,503
Deferred service contract revenue	122,425	133,359
Other accrued expenses	188,422	198,540
Income taxes payable	127,484	—

Total Current Liabilities	1,436,937	1,408,183

LONG-TERM LIABILITIES
Deferred taxes payable	224,967	224,967

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)	—	—

Total Liabilities	1,661,904	1,633,150

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 shares issued	27,638	27,638
Additional paid-in capital	2,145,594	2,145,594
Retained earnings	2,856,879	2,528,726

Total Stockholders’ Equity	5,030,111	4,701,958

	$6,692,015	$6,335,108

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended September 30,
	2008	2007

SALES AND SERVICES	$3,168,174	$2,750,779

COST OF SALES AND SERVICES	1,719,045	1,495,743

GROSS PROFIT	1,449,129	1,255,036

OPERATING EXPENSES
Selling and administrative	582,661	584,381
Research and development	366,157	409,256

Total operating expenses	948,818	993,637

INCOME FROM OPERATIONS	500,311	261,399

OTHER INCOME (EXPENSE)
Interest income	2,224	4,278
Interest expense	(565)	(98)
Miscellaneous	13,000	937

Total other income (expense)	14,659	5,117

NET INCOME BEFORE PROVISION FOR INCOME TAXES	514,970	266,516

PROVISION FOR INCOME TAXES	186,817	96,619

NET INCOME	$328,153	$169,897

INCOME PER SHARE
BASIC	$0.12	$0.06

DILUTED	$0.11	$0.06

BIOTEL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the three months ended September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$328,153	$169,897
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	86,043	63,590
Stock-based compensation	—	12,393
Increase (decrease) in allowance for doubtful accounts	(2,333)	1,365
Increase (decrease) in inventory valuation allowance	11,888	(9,403)
Changes in deferred and accrued amounts
Trade accounts receivable	(303,841)	(49,800)
Prepaid expenses	(6,654)	45,609
Inventories	(365,881)	(212,115)
Trade accounts payable	153,519	(92,173)
Accrued payroll and related liabilities	(44,051)	(65,406)
Other accrued expenses	(10,118)	(51,542)
Deferred service contract revenue	(10,934)	(17,777)
Income taxes payable	166,794	(83,440)

Net cash provided by (used for) operating activities	2,585	(288,802)

INVESTING ACTIVITIES
Purchases of property and equipment	(109,801)	(80,661)

Net cash used for investing activities	(109,801)	(80,661)

FINANCING ACTIVITIES
Net change on line of credit	(187,146)	—

Net cash used for financing activities	(187,146)	—

Net change in cash and cash equivalents	(294,362)	(369,463)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2008 and 2007	945,121	508,314

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2008 and 2007	$650,759	$138,851

CASH PAID FOR
Interest Expense	$442	$28

Income Taxes	$20,000	$180,060

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2008 and 2007

	Common Stock		Additional Paid-In Capital
				Retained Earnings
	Amount	Shares			Total

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation	—	—	12,393	—	12,393

Net income	—	—	—	169,897	169,897

Balance, September 30, 2007	$26,738	2,673,827	$2,055,568	$2,032,484	$4,114,790

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Net income	—	—	—	328,153	328,153

Balance, September 30, 2008	$27,638	2,763,827	$2,145,594	$2,856,879	$5,030,111

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended June 30, 2008, filed by Biotel Inc. (the “Company”) on September 29, 2008.

          The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of its financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

NOTE 2 – INVENTORIES

          As of September 30, 2008 and June 30, 2008, inventories consist of the following:

	September 30 2008	June 30, 2008

Raw materials and supplies	$1,685,476	$1,374,588
Finished goods	287,040	229,169
Evaluation units and replacements	9,528	12,406

	1,982,044	1,616,163
Valuation allowance	(199,888)	(188,000)

	$1,782,156	$1,428,163

NOTE 3 – WARRANTY RESERVE

          Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30, 2008 and June 30, 2008, the warranty reserve totaled $89,081 and $87,512, respectively. At September 30, 2007 and June 30, 2007, the warranty reserve totaled $79,191 and $97,471, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of September 30, 2008 and 2007.

	September 30 2008	September 30 2007

Beginning of Period, June 30, 2008 and 2007	$87,512	$75,906

Claims Paid	(10,090)	(18,225)
Additional warranties issued and revisions in estimates of previously issued warranties	11,659	16,785

End of Period, September 30, 2008 and 2007	$89,081	$74,466

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

          Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2008 and 2007, Biotel Inc. had 201,000 and 301,000 outstanding options, respectively. Currently option prices range from $.375 to $2.00 per share with a weighted average remaining contract life of 1.49 years. During the three months ended September 30, 2008 and 2007, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	301,000	$1.2899	254,500	$1.2583

Balance at September 30, 2007	301,000	$1.2899	288,000	$1.2674

Exercised	(90,000)	$0.5972

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Expired	(10,000)	$1.5500

Balance at September 30, 2008	201,000	$1.5871	198,500	$1.5831

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2008 were 2,763,827 and 2,853,677, respectively, and for the three months ended September 30, 2007 were 2,673,827 and 2,848,290, respectively.

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

	Three months ended September 30, 2008

	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,623,759	$185,854	$—	$2,809,613
International revenues	366,490	(7,929)	—	358,561

Revenues from external customers	2,990,249	177,925	—	3,168,174
Intersegment revenues	27,734	(27,734)	—	—
Interest expense	—	—	565	565
Income tax expense	171,461	16,761	(1,405)	186,817
Depreciation and amortization	78,427	1,938	5,678	86,043
Segment profit	301,619	29,261	(2,727)	328,153
Goodwill	695,551	—	—	695,551
Total segment assets	5,573,606	129,334	1,028,385	6,731,325
Purchase of property and equipment	104,668	—	5,133	109,801

	Three months ended September 30, 2007

	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,281,077	$154,465	$—	$2,435,542
International revenues	278,839	36,398	—	315,237

Revenues from external customers	2,559,916	190,863	—	2,750,779
Intersegment revenues	34,443	(34,443)	—	—
Interest expense	—	—	98	98
Income tax expense	62,411	18,186	16,022	96,619
Depreciation and amortization	56,150	2,063	5,377	63,590
Segment profit	103,535	35,259	31,103	169,897
Goodwill	695,551	—	—	695,551
Total segment assets	4,675,689	147,282	442,738	5,265,709
Purchase of property and equipment	80,661	—	—	80,661

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

          Statements included or incorporated by reference in this Quarterly Report on Form 10-Q which are not historical in nature are identified as “forward looking statements” for the purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended. Biotel cautions readers that forward looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. The risks and uncertainties include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development and market acceptance, the regulatory and trade environment and other risks indicated in filings with the Securities and Exchange Commission.

Critical Accounting Policies

          The consolidated financial statements of Biotel include the accounts of Biotel Inc. and its wholly-owned subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc. (collectively, “Biotel”), which are all located in the United States. Significant intercompany accounts and transactions are eliminated in consolidation.

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

          Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2008 and 2007, Biotel performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

          Biotel subsidiary, Braemar, Inc., through its Columbia, South Carolina facility which was formerly Advanced Biosensor, sells maintenance services, Holter recorders and event recorders manufactured by Braemar, diagnostic Holter software provided by others and Holter supplies to hospitals and clinics.

          These subsidiaries have experienced improvements in their business activity as a result of marketing efforts to acquire new customers and to expand relationships among current customers.

Results of Operations

Three Months ended September 30, 2008

          Biotel’s net revenues for the three months ended September 30, 2008, were $3,168,000, 15.1% better than net revenues of $2,751,000 for the three months ended September 30, 2007. This increase was the result of strong sales of medical devices and research services during the first quarter of fiscal 2009. Medical device sales included shipments of the Braemar DL900 advanced Holter monitor and Braemar ER920W wireless event recorder which were introduced in the second half of fiscal 2008.

          Gross profit was $1,449,000 for the quarter ended September 30, 2008, 15.5% greater than the gross profit of $1,255,000 for the first quarter of fiscal year 2008. Gross profit increased as a result of the increase in revenue for the first quarter of fiscal 2009. Gross profit margin improved slightly to 45.7% for the three months ended September 30, 2008 compared to 45.6% for the three months ended September 30, 2007. Cost of sales and service increased to $1,719,000 (54.3% of sales) for the three months ended September 30, 2008, compared to $1,496,000 (54.4% of sales) for the first quarter of fiscal year 2008. The increase in cost of sales and service was a result of the increase in sales for the first quarter of fiscal 2009.

          Selling, general and administrative expenses of $583,000 (18.4% of sales) for the three months ended September 30, 2008 was comparable to $584,000 (21.2% of sales) for the three months ended September 30, 2007. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the first quarter of fiscal year 2009 were $366,000, a decrease of 10.5% compared to $409,000 in the first quarter of fiscal year 2008. Biotel expects research and development investment in fiscal 2009 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          Interest expense increased to $565 for the three-month period ended September 30, 2008, compared to interest expense of $98 for the three months ended September 30, 2007.

          Net earnings of $328,000 were posted for the first quarter of fiscal year 2009, versus net earnings of $170,000 in the first quarter of fiscal year 2008. The increase in net earnings was primarily the result of the increase in sales during the first three months of fiscal year 2009.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $3,429,000 at September 30, 2008, compared to $3,125,000 at June 30, 2008. The increase in working capital is largely the result of the Company’s continued profitability.

          Cash and cash equivalents were $651,000 at September 30, 2008, compared to $945,000 at June 30, 2008. The decrease in cash was primarily the result of payments of estimated income taxes and revolving line of credit, as well as increases in accounts receivable and inventory in the first quarter of fiscal 2009. The ratio of current assets to current liabilities (“current ratio”) was 3.39 to one at September 30, 2008 and 3.22 to one at June 30, 2008.

          Accounts receivable increased to $2,073,000 at September 30, 2008, versus $1,767,000 at June 30, 2008, as a result of strong sales in the month of September, 2008. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          During the first three months of fiscal year 2009, $110,000 was used for capital expenditures, compared with $81,000 in the first three months of fiscal year 2008. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

          Inventory increased to $1,782,000 as of September 30, 2008 versus $1,428,000 as of June 30, 2008. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities increased to $1,437,000 at September 30, 2008, compared to $1,408,000 on June 30, 2008. The increase is primarily due to the increase in accounts payable and accrued income taxes.

          Biotel has long term liabilities consisting of deferred taxes payable totaling $225,000. Biotel has no long term debt.

          As of September 30, 2008, stockholders’ equity had increased to $5,030,000 from $4,702,000 at June 30, 2008. The increase in stockholders’ equity was a result of the increase in retained earnings.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months, including principal payments required under present debt instruments. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3: Qualitative and Quantitative Disclosure about Market Risk

          Not applicable.

Item 4: Controls and Procedures

(a)      As of September 30, 2008, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)      Changes in internal controls. There were no changes in the first quarter of fiscal 2009 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. On September 29, 2008, Biotel issued a news release containing its financial results for the period ending June 30, 2008. The news release is attached as Exhibit 99.1.

Item 6. Exhibits

          Listing of Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Biotel Inc. news release dated September 29, 2008, containing the company’s financial results for the period ending June 30, 2008.

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: November 14, 2008	By:	/s/ B. Steven Springrose

Its: Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Judy E. Naus

Its: Chief Financial Officer