Form 10-Q
period 2008-12-31
Biotel Inc.
filed 2009-02-12
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2008

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of February 10, 2009, was 2,763,827.

i

Part I

Item 1:  Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008 Unaudited	June 30, 2008 *

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$895,311	$945,121
Trade accounts receivable, net of allowance for doubtful accounts of $49,518 and $55,440 at December 31, 2008 and June 30, 2008, respectively	1,748,842	1,766,512
Prepaid income taxes	—	39,310
Inventories, net	2,164,412	1,428,163
Deferred tax asset	244,018	244,018
Prepaid expenses	153,282	109,903

Total Current Assets	5,205,865	4,533,027

PROPERTY & EQUIPMENT, Net	1,104,950	1,092,710

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,020,186	$6,335,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$—	$187,146
Trade accounts payable	680,682	651,635
Accrued payroll and related liabilities	218,291	237,503
Deferred service contract revenue	98,288	133,359
Other accrued expenses	185,886	198,540
Income taxes payable	292,554	—

Total Current Liabilities	1,475,701	1,408,183

LONG-TERM LIABILITIES
Deferred taxes payable	224,967	224,967

COMMITMENTS AND CONTINGENCIES	—	—

Total Liabilities	1,700,668	1,633,150

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 shares issued	27,638	27,638
Additional paid-in capital	2,146,088	2,145,594
Retained earnings	3,145,792	2,528,726

Total Stockholders’ Equity	5,319,518	4,701,958

	$7,020,186	$6,335,108

* Derived from the 10KSB for the year ended June 30, 2008.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended December 31,
	2008	2007

SALES AND SERVICES	$3,185,954	$2,859,069

COST OF SALES AND SERVICES	1,722,510	1,581,432

GROSS PROFIT	1,463,444	1,277,637

OPERATING EXPENSES
Selling and administrative	599,724	618,255
Research and development	411,984	343,753

Total operating expenses	1,011,708	962,008

INCOME FROM OPERATIONS	451,736	315,629

OTHER INCOME (EXPENSE)
Interest income	2,272	4,187
Interest expense	(25)	(187)
Miscellaneous	—	951

Total other income (expense)	2,247	4,951

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	453,983	320,580

PROVISION FOR INCOME TAXES	165,071	114,571

NET INCOME	$288,912	$206,009

INCOME PER SHARE
BASIC	$0.10	$0.08
DILUTED	$0.10	$0.07

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the six months ended December 31,
	2008	2007

SALES AND SERVICES	$6,354,128	$5,609,848

COST OF SALES AND SERVICES	3,441,555	3,077,175

GROSS PROFIT	2,912,573	2,532,673

OPERATING EXPENSES
Selling and administrative	1,182,384	1,202,636
Research and development	778,141	753,009

Total operating expenses	1,960,525	1,955,645

INCOME FROM OPERATIONS	952,048	577,028

OTHER INCOME (EXPENSE)
Interest income	4,496	8,465
Interest expense	(590)	(285)
Miscellaneous	13,000	1,888

Total other income (expense)	16,906	10,068

NET INCOME BEFORE
PROVISION FOR INCOME TAXES	968,954	587,096

PROVISION FOR INCOME TAXES	351,888	211,190

NET INCOME	$617,066	$375,906

INCOME PER SHARE
BASIC	$0.22	$0.14
DILUTED	$0.22	$0.13

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended December 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$617,066	$375,906
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	174,560	130,384
Stock-based compensation	494	24,785
Increase (decrease) in allowance for doubtful accounts	(5,922)	7,570
Increase (decrease) in inventory valuation allowance	22,230	(3,924)
Changes in deferred and accrued amounts
Trade accounts receivable	23,592	(129,057)
Prepaid expenses	(4,069)	4,670
Inventories	(758,479)	(339,480)
Trade accounts payable	29,047	(5,545)
Accrued payroll and related liabilities	(19,212)	(32,581)
Other accrued expenses	(12,654)	(8,111)
Deferred service contract revenue	(35,071)	(35,515)
Income taxes payable	292,554	19,105

Net cash provided by operating activities	324,136	8,207

INVESTING ACTIVITIES
Purchases of property and equipment	(186,800)	(249,960)

Net cash used for investing activities	(186,800)	(249,960)

FINANCING ACTIVITIES
Net change on line of credit	(187,146)	—

Net cash used for financing activities	(187,146)	—

Net change in cash and cash equivalents	(49,810)	(241,753)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2008 and 2007	945,121	508,314

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31, 2008 and 2007	$895,311	$266,561

CASH PAID FOR
Interest Expense	$617	$233
Income Taxes	$20,000	$189,630

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended December 31, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation	—	—	24,785	—	24,785

Net income	—	—	—	375,906	375,906

Balance, December 31, 2007	$26,738	2,673,827	$2,067,960	$2,238,493	$4,333,191

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Stock-based compensation	—	—	494	—	494

Net income	—	—	—	617,066	617,066

Balance, December 31, 2008	$27,638	2,763,827	$2,146,088	$3,145,792	$5,319,518

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

NOTE 2 – INVENTORIES

As of December 31, 2008 and June 30, 2008, inventories consist of the following:

	December 31, 2008	June 30, 2008

Raw materials and supplies	$2,078,426	$1,374,588
Finished goods	293,983	229,169
Evaluation units and replacements	2,233	12,406

	2,374,642	1,616,163
Valuation allowance	(210,230)	(188,000)

	$2,164,412	$1,428,163

NOTE 3 – WARRANTY RESERVE

Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At December 31, 2008 and June 30, 2008, the warranty reserve totaled $89,332 and $87,512, respectively. At December 31, 2007 and June 30, 2007, the warranty reserve totaled $89,353 and $75,906, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007

Beginning of Period, June 30, 2008 and 2007	$87,512	$75,906

Claims Paid	(23,786)	(52,672)

Additional warranties issued and revisions in estimates of previously issued warranties	25,606	66,119

End of Period, December 31, 2008 and 2007	$89,332	$89,353

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

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of December 31, 2008 and 2007, Biotel Inc. had 196,000 and 301,000 outstanding options, respectively. Currently option prices range from $.375 to $2.01 per share with a weighted average remaining contract life of 1.48 years. During the three months ended December 31, 2008 and 2007, no options were exercised. During the six months ended December 31, 2008 and 2007, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	301,000	$1.2899	254,500	$1.2583

Balance at December 31, 2007	301,000	$1.2899	293,500	$1.2773

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Granted	10,000	$2.0100
Expired	(25,000)	$1.8200

Balance at December 31, 2008	196,000	$1.5770	183,500	$1.5490

The total intrinsic value of options exercised during the three and six months ended December 31, 2008 was $0. The total intrinsic value of options outstanding and exercisable at December 31, 2008 was $92,700 and $91,925, respectively, which was calculated using the closing stock price as of December 31, 2008 less the exercise price of in-the-money options.

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2008 were 2,763,827 and 2,827,060, respectively, and for the three months ended December 31, 2007 were 2,673,827 and 2,854,249, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the six months ended December 31, 2008 were 2,763,827 and 2,842,840, respectively, and for the six months ended December 31, 2007 were 2,673,827 and 2,858,582, respectively.

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

	Three months ended December 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,585,468	$146,268	$—	$2,731,736
International revenues	403,443	50,775	—	454,218
Revenues from external customers	2,988,911	197,043	—	3,185,954
Intersegment revenues	17,821	(17,821)	—	—
Interest expense	—	—	25	25
Income tax expense	143,117	18,741	3,213	165,071
Depreciation and amortization	81,141	1,586	5,787	88,514
Segment profit	251,173	31,501	6,238	288,912
Goodwill	695,551	—	—	695,551
Total segment assets	5,708,138	67,079	1,244,969	7,020,186
Purchase of property and equipment	76,999	—	—	76,999

	Three months ended December 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,252,775	$176,562	$—	$2,429,337
International revenues	352,706	77,026	—	429,732
Revenues from external customers	2,605,481	253,588	—	2,859,069
Intersegment revenues	54,013	(54,013)	—	—
Interest expense	—	—	187	187
Income tax expense	80,172	21,769	12,630	114,571
Depreciation and amortization	59,359	2,063	5,372	66,794
Segment profit	139,309	42,182	24,518	206,009
Goodwill	695,551	—	—	695,551
Total segment assets	4,992,062	159,520	580,219	5,731,801
Purchase of property and equipment	160,753	—	8,544	169,297

	Six months ended December 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$5,227,048	$311,477	$—	$5,538,525
International revenues	769,933	45,670		815,603
Revenues from external customers	5,996,981	357,147		6,354,128
Intersegment revenues	45,555	(45,555)		—
Interest expense	—	—	590	590
Income tax expense	314,578	35,502	1,808	351,888
Depreciation and amortization	159,570	3,524	11,466	174,560
Segment profit	552,793	60,762	3,511	617,066
Goodwill	695,551	—	—	695,551
Total segment assets	5,708,138	67,079	1,244,969	7,020,186
Purchase of property and equipment	181,667		5,133	186,800

	Six months ended December 31, 2007
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$4,533,852	$331,027	$—	$4,864,879
International revenues	631,545	113,424	—	744,969
Revenues from external customers	5,165,397	444,451	—	5,609,848
Intersegment revenues	88,456	(88,456)		—
Interest expense	—	—	285	285
Income tax expense	142,583	39,955	28,652	211,190
Depreciation and amortization	115,508	4,127	10,749	130,384
Segment profit	242,844	77,441	55,621	375,906
Goodwill	695,551	—	—	695,551
Total segment assets	4,992,062	159,520	580,219	5,731,801
Purchase of property and equipment	241,416	—	8,544	249,960

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

Results of Operations

Three Months ended December 31, 2008

Biotel’s net revenues for the three months ended December 31, 2008, were $3,186,000, 11.4% more than net revenues of $2,859,000 for the three months ended December 31, 2007. This increase was the result of continued strong sales of medical devices and research services during the second quarter of fiscal 2009. Medical device sales included shipments of the Braemar DL900 advanced Holter monitor and Braemar ER920W wireless event recorder which were introduced in the second half of fiscal 2008. Sales of the Braemar ER920W wireless arrhythmia monitor continued to be strong in the second quarter as a major customer continued to order significant quantities of stocking units for inventory and product launch. We expect sales to this customer to continue into the third quarter but to slow significantly in the second half of the year.

Gross profit was $1,463,000 for the quarter ended December 31, 2008, 14.5% greater than the gross profit of $1,278,000 for the second quarter of fiscal year 2008. Gross profit increased as a result of the increase in revenue for the second quarter of fiscal 2009. Gross profit margin improved to 45.9% for the three months ended December 31, 2008 compared to 44.7% for the three months ended December 31, 2007. Cost of sales and service increased to $1,723,000 (54.1% of sales) for the three months ended December 31, 2008, compared to $1,581,000 (55.3% of sales) for the second quarter of fiscal year 2008. The increase in cost of sales and service was a result of the increase in sales for the second quarter of fiscal 2009. Cost of sales and service as a percentage of revenue decreased, primarily due to product mix.

Selling, general and administrative expenses of $600,000 (18.8% of sales) for the three months ended December 31, 2008 decreased from $618,000 (21.6% of sales) for the three months ended December 31, 2007. Selling, general and administrative expenses were lower in the second quarter of fiscal 2009 as a result of the decrease in legal expenses. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue in the second quarter of fiscal 2009 versus the second quarter of fiscal 2008. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Research and development expenditures for the second quarter of fiscal year 2009 were $412,000, an increase of 19.9% compared to $344,000 in the second quarter of fiscal year 2008. Research and development expenses in the second quarter of fiscal year 2009 included expenditures for development of products to be released in the second half of fiscal year 2009. Biotel expects research and development investment in fiscal 2009 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

Interest expense decreased to $25 for the three-month period ended December 31, 2008, compared to interest expense of $187 for the three months ended December 31, 2007.

Net earnings of $289,000 were posted for the second quarter of fiscal year 2009, versus net earnings of $206,000 in the second quarter of fiscal year 2008. The increase in net earnings was primarily the result of the increase in sales during the second quarter of fiscal year 2009.

Six Months ended December 31, 2008

Biotel’s net revenues for the six months ended December 31, 2008, were $6,354,000, 13.3% more than net revenues of $5,610,000 for the six months ended December 31, 2007. This increase was the result of strong sales of medical devices and research services during the first half of fiscal 2009. Medical device sales included shipments of the Braemar DL900 advanced Holter monitor and Braemar ER920W wireless event recorder which were introduced in the second half of fiscal 2008. Sales of the Braemar ER920W wireless arrhythmia monitor were strong in the first half of fiscal year 2009 as a major customer ordered significant quantities of stocking units for inventory and product launch. We expect sales to this customer to continue into the third quarter but to slow significantly in the second half of the year.

Gross profit was $2,913,000 for the six months ended December 31, 2008, 15.1% greater than the gross profit of $2,533,000 for the first half of fiscal year 2008. Gross profit increased as a result of the increase in revenue for the first half of fiscal 2009. Gross profit margin improved to 45.8% for the six months ended December 31, 2008 compared to 45.2% for the six months ended December 31, 2007. Improvement in gross profit margin was primarily the result of increased sales volume and control of fixed costs. Cost of sales and service increased to $3,442,000 (54.2% of sales) for the six months ended December 31, 2008, compared to $3,077,000 (54.8% of sales) for the first half of fiscal year 2008. The increase in cost of sales and service was a result of the increase in sales for the first half of fiscal 2009.

Selling, general and administrative expenses of $1,182,000 (18.6% of sales) for the six months ended December 31, 2008 decreased from $1,203,000 (21.4% of sales) for the six months ended December 31, 2007. Selling, general and administrative expenses were lower in the first half of fiscal 2009 as a result of the decrease in legal expenses. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue in the second quarter of fiscal 2009 versus the second quarter of fiscal 2008. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Research and development expenditures for the first half of fiscal year 2009 were $778,000, an increase of 3.3% compared to $753,000 in the first half of fiscal year 2008. Biotel expects research and development investment in fiscal 2009 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

Interest expense increased to $590 for the six-month period ended December 31, 2008, compared to interest expense of $285 for the six months ended December 31, 2007.

Net earnings of $617,000 were posted for the first half of fiscal year 2009, versus net earnings of $376,000 in the first half of fiscal year 2008. The increase in net earnings was primarily the result of the increase in sales during the first half of fiscal year 2009.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $3,730,000 at December 31, 2008, compared to $3,125,000 at June 30, 2008. The increase in working capital is largely the result of the Company’s continued profitability.

Cash and cash equivalents were $895,000 at December 31, 2008, compared to $945,000 at June 30, 2008. The decrease in cash was primarily the result of payment of the revolving line of credit, as well as increases in inventory in the first half of fiscal 2009. The ratio of current assets to current liabilities (“current ratio”) was 3.53 to one at December 31, 2008 and 3.22 to one at June 30, 2008.

Accounts receivable decreased to $1,749,000 at December 31, 2008, versus $1,767,000 at June 30, 2008, as a result of strong collections in the month of December, 2008. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the second quarter of fiscal year 2009, $77,000 was used for capital expenditures, compared with $169,000 in the second quarter of fiscal year 2008. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

Inventory increased to $2,164,000 as of December 31, 2008 versus $1,428,000 as of June 30, 2008. This increase is due to purchase of materials for January sales and new products to be released within the next several months. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities increased to $1,476,000 at December 31, 2008, compared to $1,408,000 on June 30, 2008. The increase is primarily due to the increase in accrued income taxes.

Biotel has long term liabilities consisting of deferred taxes payable totaling $225,000. Biotel has no long term debt.

As of December 31, 2008, stockholders’ equity had increased to $5,320,000 from $4,702,000 at June 30, 2008. The increase in stockholders’ equity was a result of the Company’s continued profitability.

Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3:  Qualitative and Quantitative Disclosure about Market Risk

Not applicable.

Item 4:  Controls and Procedures

(a)          As of December 31, 2008, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)         Changes in internal controls. There were no changes in the first half of fiscal 2009 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.  Other Information.   On February 12, 2009, Biotel issued a news release containing its financial results for the period ending December 31, 2008. The news release is attached as Exhibit 99.1.

Item 6.  Exhibits

Listing of Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Biotel Inc. news release dated February 12, 2009, containing the Company’s financial results for the period ending December 31, 2008.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: February 12, 2009	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: February 12, 2009	By:	/s/ Judy E. Naus
Its: Chief Financial Officer