Form 10-Q
period 2009-03-31
Biotel Inc.
filed 2009-05-15
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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
Yes ☐          No ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of May 5, 2009, was 2,763,827.

BIOTEL INC. INDEX

i

Part I

Item 1: Financial Information

BIOTEL INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2009 Unaudited	June 30, 2008 *
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,044,356	$945,121
Trade accounts receivable, net of allowance for doubtful accounts of $49,518 and $55,440 at March 31, 2009 and June 30, 2008, respectively	1,951,321	1,766,512
Prepaid income taxes	—	39,310
Inventories, net	1,936,715	1,428,163
Deferred tax asset	244,018	244,018
Prepaid expenses	133,767	109,903

Total Current Assets	5,310,177	4,533,027

PROPERTY & EQUIPMENT, Net	1,102,256	1,092,710

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,121,804	$6,335,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$—	$187,146
Trade accounts payable	539,522	651,635
Accrued payroll and related liabilities	224,196	237,503
Deferred service contract revenue	83,518	133,359
Other accrued expenses	190,195	198,540
Income taxes payable	375,032	—

Total Current Liabilities	1,412,463	1,408,183

LONG-TERM LIABILITIES
Deferred taxes payable	224,967	224,967

COMMITMENTS AND CONTINGENCIES (See Note 7)	—	—

Total Liabilities	1,637,430	1,633,150

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 shares issued	27,638	27,638
Additional paid-in capital	2,158,118	2,145,594
Retained earnings	3,298,618	2,528,726

Total Stockholders’ Equity	5,484,374	4,701,958

	$7,121,804	$6,335,108

* Derived from the 10KSB for the year ended June 30, 2008.

BIOTEL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended March 31,
	2009	2008

SALES AND SERVICES	$3,120,784	$2,698,940

COST OF SALES AND SERVICES	1,802,861	1,461,676

GROSS PROFIT	1,317,923	1,237,264

OPERATING EXPENSES
Selling and administrative	630,878	619,791
Research and development	435,775	465,083

Total operating expenses	1,066,653	1,084,874

INCOME FROM OPERATIONS	251,270	152,390

OTHER INCOME (EXPENSE)
Interest income	1,396	1,515
Interest expense	—	(261)
Miscellaneous	(529)	4,984

Total other income (expense)	867	6,238

NET INCOME BEFORE PROVISION FOR INCOME TAXES	252,137	158,628

PROVISION FOR INCOME TAXES	99,311	59,138

NET INCOME	$152,826	$99,490

INCOME PER SHARE
BASIC	$0.06	$0.04
DILUTED	$0.05	$0.03

BIOTEL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the nine months ended March 31,
	2009	2008

SALES AND SERVICES	$9,474,912	$8,308,788

COST OF SALES AND SERVICES	5,244,416	4,538,851

GROSS PROFIT	4,230,496	3,769,937

OPERATING EXPENSES
Selling and administrative	1,813,262	1,822,427
Research and development	1,213,916	1,218,092

Total operating expenses	3,027,178	3,040,519

INCOME FROM OPERATIONS	1,203,318	729,418

OTHER INCOME (EXPENSE)
Interest income	5,892	9,980
Interest expense	(590)	(546)
Miscellaneous	12,471	6,872

Total other income (expense)	17,773	16,306

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,221,091	745,724

PROVISION FOR INCOME TAXES	451,199	270,328

NET INCOME	$769,892	$475,396

INCOME PER SHARE
BASIC	$0.28	$0.18
DILUTED	$0.27	$0.17

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended March 31,
	2009	2008

OPERATING ACTIVITIES
Net income	$769,892	$475,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	267,790	207,581
Stock-based compensation	12,524	37,177
Deferred income tax	—	62,000
Increase (decrease) in allowance for doubtful accounts	(5,922)	9,070
Increase (decrease) in inventory valuation allowance	(2,761)	(158,493)
Loss (gain) on disposal of fixed assets	529	(4,984)
Changes in deferred and accrued amounts
Trade accounts receivable	(178,887)	5,029
Prepaid expenses	15,446	56,178
Inventories	(505,791)	(408,108)
Trade accounts payable	(112,113)	58,137
Accrued payroll and related liabilities	(13,307)	(1,317)
Other accrued expenses	(8,345)	(54,913)
Deferred service contract revenue	(49,841)	(62,692)
Income taxes payable	375,032	3,910

Net cash provided by operating activities	564,246	223,971

INVESTING ACTIVITIES
Purchases of property and equipment	(279,479)	(541,534)
Proceeds from sale of property and equipment	1,614	8,250

Net cash used for investing activities	(277,865)	(533,284)

FINANCING ACTIVITIES
Net change on line of credit	(187,146)	—

Net cash used for financing activities	(187,146)	—

Net change in cash and cash equivalents	99,235	(309,313)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2008 and 2007	945,121	508,314

CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2009 and 2008	$1,044,356	$199,001

CASH PAID FOR
Interest Expense	$621	$491
Income Taxes	$36,832	$184,730

BIOTEL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended March 31, 2009 and 2008

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Amount	Shares			Total

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Stock-based compensation	—	—	37,177	—	37,177

Net income	—	—	—	475,396	475,396

Balance, March 31, 2008	$26,738	2,673,827	$2,080,352	$2,337,983	$4,445,073

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Stock-based compensation	—	—	12,524	—	12,524

Net income	—	—	—	769,892	769,892

Balance, March 31, 2009	$27,638	2,763,827	$2,158,118	$3,298,618	$5,484,374

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

NOTE 2 – INVENTORIES

          As of March 31, 2009 and June 30, 2008, inventories consist of the following:

	March 31, 2009	June 30, 2008

Raw materials and supplies	$1,912,339	$1,374,588
Work in process	1,089	—
Finished goods	201,539	229,169
Evaluation units and replacements	6,987	12,406

	2,121,954	1,616,163
Valuation allowance	(185,239)	(188,000)

	$1,936,715	$1,428,163

NOTE 3 – WARRANTY RESERVE

          Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2009 and June 30, 2008, the warranty reserve totaled $100,243 and $87,512, respectively. At March 31, 2008 and June 30, 2007, the warranty reserve totaled $92,493 and $75,906, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate reserve for warranty liability as of March 31, 2009 and 2008.

	March 31, 2009	March 31, 2008

Beginning of Period, June 30, 2008 and 2007	$87,512	$75,906

Claims Paid	(58,911)	(80,507)
Additional warranties issued and revisions in estimates of previously issued warranties	71,642	97,094

End of Period, March 31, 2009 and 2008	$100,243	$92,493

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

          Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2009 and 2008, Biotel Inc. had 211,000 and 301,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.05 per share with a weighted average remaining contract life of 4.10 years. During the three months ended March 31, 2009 and 2008, no options were exercised. During the nine months ended March 31, 2009 and 2008, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	301,000	$1.2899	254,500	$1.2583

Balance at March 31, 2008	301,000	$1.2899	293,500	$1.2773

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Cancelled	(120,000)	$2.0000
Granted	145,000	$2.0472
Expired	(25,000)	$1.8200

Balance at March 31, 2009	211,000	$1.6391	198,500	$1.6171

          The total intrinsic value of options exercised during the three and nine months ended March 31, 2009 was $0. The total intrinsic value of options outstanding and exercisable at March 31, 2009 was $29,730 and $32,336, respectively, which was calculated using the closing stock price as of March 31, 2009 less the exercise price of in-the-money options.

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2009 were 2,763,827 and 2,788,708, respectively, and for the three months ended March 31, 2008 were 2,673,827 and 2,854,994, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2009 were 2,763,827 and 2,826,804, respectively, and for the nine months ended March 31, 2008 were 2,673,827 and 2,857,172, respectively.

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

	Three months ended March 31, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,646,916	$125,148	$—	$2,772,064
International revenues	325,130	23,590	—	348,720
Revenues from external customers	2,972,046	148,738	—	3,120,784
Income tax expense	98,938	16,368	(15,995)	99,311
Depreciation and amortization	86,033	1,410	5,787	93,230
Segment profit	175,456	8,421	(31,051)	152,826
Goodwill	695,551	—	—	695,551
Total segment assets	5,642,874	76,008	1,402,922	7,121,804
Purchase of property and equipment	92,680	—	—	92,680

	Three months ended March 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,063,581	$146,121	$—	$2,209,702
International revenues	450,824	38,414	—	489,238
Revenues from external customers	2,514,405	184,535	—	2,698,940
Intersegment revenues	9,502	(9,502)	—	—
Interest expense	—	—	261	261
Income tax expense	41,805	13,029	4,304	59,138
Depreciation and amortization	69,750	2,063	5,382	77,195
Segment profit	65,839	25,298	8,353	99,490
Goodwill	695,551	—	—	695,551
Total segment assets	5,299,621	108,753	441,080	5,849,454
Purchase of property and equipment	290,234	—	1,340	291,574

	Nine Months ended March 31, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$7,866,143	$441,787	$—	$8,307,930
International revenues	1,102,884	64,098		1,166,982
Revenues from external customers	8,969,027	505,885		9,474,912
Intersegment revenues	27,734	(27,734)		—
Interest expense	—	—	590	590
Income tax expense	413,516	51,870	(14,187)	451,199
Depreciation and amortization	245,602	4,934	17,254	267,790
Segment profit	728,249	69,183	(27,540)	769,892
Goodwill	695,551	—	—	695,551
Total segment assets	5,642,874	76,008	1,402,922	7,121,804
Purchase of property and equipment	274,346		5,133	279,479

	Nine Months ended March 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$6,595,161	$477,149	$—	$7,072,310
International revenues	1,084,641	151,837	—	1,236,478
Revenues from external customers	7,679,802	628,986	—	8,308,788
Intersegment revenues	75,907	(75,907)		—
Interest expense	—	—	546	546
Income tax expense	184,388	52,984	32,956	270,328
Depreciation and amortization	185,260	6,190	16,131	207,581
Segment profit	308,683	102,739	63,974	475,396
Goodwill	695,551	—	—	695,551
Total segment assets	5,299,621	108,753	441,080	5,849,454
Purchase of property and equipment	531,650	—	9,884	541,534

NOTE 7 – SUBSEQUENT EVENTS

On April 2, 2009, Biotel entered into a definitive merger agreement with CardioNet, Inc. Under the terms of the merger agreement, CardioNet is to acquire all of the outstanding shares of Biotel common stock at a price of $4.82 per share in cash. The transaction is subject to approval by Biotel’s shareholders and other customary closing conditions.

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

Results of Operations

Three Months ended March 31, 2009

          Biotel’s net revenues for the three months ended March 31, 2009, were $3,121,000, 15.6% more than net revenues of $2,699,000 for the three months ended March 31, 2008. This increase was the result of continued strong sales of medical devices and research services during the third quarter of fiscal 2009. Medical device sales included shipments of the Braemar DL900 advanced Holter monitor and Braemar ER920W wireless event recorder which were introduced in the second half of fiscal 2008. Sales of the Braemar ER920W wireless arrhythmia monitor continued to be strong in the third quarter as a major customer continued to order significant quantities of this product. Sales of wireless products in the fourth quarter are expected to diminish as a result of the proposed acquisition of the Company by CardioNet, Inc. as described in Biotel’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009.

          Gross profit was $1,318,000 for the quarter ended March 31, 2009, 6.5% greater than the gross profit of $1,237,000 for the third quarter of fiscal year 2008. Gross profit increased as a result of the increase in revenue for the third quarter of fiscal 2009. Gross profit margin declined to 42.2% for the three months ended March 31, 2009 compared to 45.8% for the three months ended March 31, 2008. Cost of sales and service increased to $1,803,000 (57.8% of sales) for the three months ended March 31, 2009, compared to $1,462,000 (54.2% of sales) for the third quarter of fiscal year 2008. The increase in cost of sales and service was a result of the increase in sales for the third quarter of fiscal 2009. Cost of sales and service as a percentage of revenue increased, primarily due to product mix.

          Selling, general and administrative expenses of $631,000 (20.2% of sales) for the three months ended March 31, 2009 increased from $620,000 (23.0% of sales) for the three months ended March 31, 2008. Selling, general and administrative expenses were higher in the third quarter of fiscal 2009 as a result of legal expense incurred as a result of activities surrounding the merger agreement signed on April 1, 2009. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue in the third quarter of fiscal 2009 versus the third quarter of fiscal 2008. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the third quarter of fiscal year 2009 were $436,000, a decrease of 6.3% compared to $465,000 in the third quarter of fiscal year 2008. Research and development expenses in the third quarter of fiscal year 2009 included expenditures for development of new wireless products addressing MCOT patient procedures. MCOT procedures allow patients to be remotely monitored with alarms for up to 30 days, carry higher reimbursement in the United States and are believed to provide a higher diagnostic yield than traditional telephone event monitoring approaches. Biotel expects research and development investment in fiscal 2009 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          No interest expense was incurred in the three-month period ended March 31, 2009, compared to interest expense of $261 for the three months ended March 31, 2008.

          Net earnings of $153,000 were posted for the third quarter of fiscal year 2009, versus net earnings of $99,000 in the third quarter of fiscal year 2008. The increase in net earnings was primarily the result of the increase in sales during the third quarter of fiscal year 2009.

Nine Months ended March 31, 2009

          Biotel’s net revenues for the nine months ended March 31, 2009, were $9,475,000, 14.0% more than net revenues of $8,309,000 for the nine months ended March 31, 2008. This increase was the result of strong sales of medical devices and research services during the first nine months of fiscal 2009. Medical device sales included shipments of the Braemar DL900 advanced Holter monitor and Braemar ER920W wireless event recorder which were introduced in the second half of fiscal 2008. Sales of the Braemar ER920W wireless arrhythmia monitor were strong in the first half of fiscal year 2009 as a major customer ordered significant quantities of this product.

          Gross profit was $4,230,000 for the nine months ended March 31, 2009, 12.2% greater than the gross profit of $3,770,000 for the first nine months of fiscal year 2008. Gross profit increased as a result of the increase in revenue for the first three quarters of fiscal 2009. Gross profit margin decreased to 44.6% for the nine months ended March 31, 2009, compared to 45.4% for the nine months ended March 31, 2008. Cost of sales and service increased to $5,244,000 (55.4% of sales) for the nine months ended March 31, 2009, compared to $4,539,000 (54.6% of sales) for the first nine months of fiscal year 2008. The increase in cost of sales and service was a result of the increase in sales for the first nine months of fiscal 2009.

          Selling, general and administrative expenses of $1,813,000 (19.1% of sales) for the nine months ended March 31, 2009 decreased from $1,822,000 (21.9% of sales) for the nine months ended March 31, 2008. Selling, general and administrative expenses were lower in the first nine months of fiscal 2009 as a result of the termination of certain expenses at Braemar’s North Carolina facility prior to closing that facility on June 30, 2008. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue in fiscal 2009 versus fiscal 2008. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the first nine months of fiscal year 2009 were $1,214,000, a slight decrease compared to $1,218,000 in the first nine months of fiscal year 2008. Biotel expects research and development expense in fiscal 2009 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          Interest expense of $590 was posted for the nine-month period ended March 31, 2009, compared to interest expense of $546 for the nine months ended March 31, 2008.

          Net earnings of $770,000 were posted for the first nine months of fiscal year 2009, versus net earnings of $475,000 in the first nine months of fiscal year 2008. The increase in net earnings was primarily the result of the increase in sales during fiscal year 2009.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $3,898,000 at March 31, 2009, compared to $3,125,000 at June 30, 2008. The increase in working capital is largely the result of the Company’s continued profitability.

          Cash and cash equivalents were $1,044,000 at March 31, 2009, compared to $945,000 at June 30, 2008. The ratio of current assets to current liabilities (“current ratio”) was 3.76 to one at March 31, 2009 and 3.22 to one at June 30, 2008.

          Accounts receivable increased to $1,951,000 at March 31, 2009, versus $1,767,000 at June 30, 2008, as a result of strong sales in the month of March, 2009. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          During the third quarter of fiscal year 2009, $93,000 was used for capital expenditures, compared with $292,000 in the third quarter of fiscal year 2008. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

          Inventory increased to $1,937,000 as of March 31, 2009 versus $1,428,000 as of June 30, 2008. This increase is due to purchase of materials for projected sales and new products to be released within the next several months. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities increased slightly to $1,412,000 at March 31, 2009, compared to $1,408,000 on June 30, 2008. Decreases in the revolving line of credit balance, deferred revenue and other accruals were offset by the accrual for income taxes payable.

          Biotel has long term liabilities consisting of deferred taxes payable totaling $225,000. Biotel has no long term debt.

          As of March 31, 2009, stockholders’ equity had increased to $5,484,000 from $4,702,000 at June 30, 2008. The increase in stockholders’ equity was a result of the Company’s continued profitability.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3: Qualitative and Quantitative Disclosure about Market Risk

          Not applicable.

Item 4: Controls and Procedures

(a)      As of March 31, 2009, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)      Changes in internal controls. There were no changes in the first nine months of fiscal 2009 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. On April 2, 2009, Biotel entered into a merger agreement with CardioNet, Inc., pursuant to which CardioNet is to acquire all of Biotel’s outstanding shares of common stock for $4.82 per share. The transaction is subject to shareholder approval and other customary closing conditions. Reference is made to Biotel’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009, for additional information regarding the transaction.

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

Biotel Inc.

Date: May 15, 2009	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: May 15, 2009	By:	/s/ Judy E. Naus
Its: Chief Financial Officer