Form 10-K
period 2009-06-30
Biotel Inc.
filed 2009-09-28
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-50914

BIOTEL INC.
(Exact name of registrant as specified in its Charter)

Minnesota	41-1427114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1285 Corporate Center Drive, Suite 150, Eagan, MN	55121
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (651) 286-8620

Securities registered under Section 12(b) of the Exchange Act: None

          Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

          Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☒ No ☐

          Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

          Issuer’s revenues for fiscal year ended June 30, 2009 were $12,639,636.

          The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 17, 2009 was approximately $6,052,347.

          The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 17, 2009 was 2,763,827.

DOCUMENTS INCORPORATED BY REFERENCE

          The definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year is incorporated by reference into Part III of this annual report.

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

•

Until September 19, 2008, the Company’s Columbia, South Carolina facility operated as Advanced Biosensor Inc., a Delaware corporation. Effective September 19, 2008, Advanced Biosensor was merged into Braemar, Inc. This facility sells maintenance services, Holter recorders, Holter diagnostic software and Holter supplies to medical clinics and hospitals and their patients.

•

Agility Centralized Research Services, Inc. is a Minnesota corporation with operations in Bannockburn, Illinois. Agility provides 24-hour/7-day electrocardiogram (“ECG”) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials. Biotel purchased the assets comprising Agility’s business in July, 2004.

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

Products and Services

          Biotel’s development, manufacturing and marketing of medical devices falls into two business segments – sales and service to medical companies and sales and service to clinics and hospitals. Our wholly owned subsidiaries, Braemar and Agility, design, manufacture, test and sell medical devices and services primarily to medical companies. Braemar, through its Columbia, South Carolina facility previously operated as Advanced Biosensor, sells products and services to clinics and hospitals. Approximately 15% of our revenue is derived from servicing and repairing products, including providing spare parts.

Sales to Medical Companies

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

Sales to Medical Companies (Continued)

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

          Braemar is a registered device manufacturer with the United States Food and Drug Administration (“FDA”) and is required to meet the agency’s Quality System Regulation. Braemar’s Eagan, Minnesota manufacturing facility is certified to and meets ISO 9001:2000 and ISO 13485:2003 standards.

          Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical. Effective July 1, 2006, Braemar, Inc. acquired some of the assets of Carolina Medical, and Carolina Medical, Inc. was dissolved on November 8, 2006. Braemar developed, manufactured and serviced OEM components for biological fluid and tissue management at the King, North Carolina facility until the facility was closed on June 30, 2008 and a portion of the development and manufacturing operations were consolidated into Braemar’s Eagan, Minnesota facility.

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

Marketing and Sales

          Approximately 95% of Biotel’s revenues for fiscal 2009 were derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 12% of our revenues during the year ended June 30, 2009.

Sales to Medical Companies

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

Significant Customers

          The Company had three major customers which accounted for approximately 58% and 39% of the Company’s consolidated revenues in the years ended June 30, 2009 and 2008, respectively. One of the three customers is CardioNet, Inc., against whom the Company commenced litigation on July 16, 2009, claiming that it had breached a merger agreement with the Company, and another is a customer with whom the Company did not renew a distribution agreement that expired on May 16, 2009, due to the terms of the merger agreement. (See “Factors That May Affect Future Results – Potential loss of business due to termination notices sent in accordance with requirements of terminated merger agreement,” and “Item 3. Legal Proceedings.”) As a result, the Company expects total revenues from the sale of products to these three customers to be less in fiscal 2010 than they were in fiscal 2009.

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

Research and Development

          Our aggregate research and development expenses during the fiscal years ended June 30, 2009 and 2008 amounted to approximately $1.6 million and $1.7 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

Employees

          As of September 25, 2009, we had 51 employees. No employees are represented by labor organizations, and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by business segment:

	Sales to Medical Companies	Sales to Clinics And Hospitals
Manufacturing/R&D	34	2
Sales and Marketing	4	0
General and Administrative	10	1
Total	48	3

          As the holding company for the subsidiaries, Biotel has a full-time Chief Executive Officer, a Chief Financial Officer who also serves as the Chief Financial Officer and Vice President of Braemar, and an Executive Vice President of Sales, Marketing and Business Development. These three positions are included in the table above.

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

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006 (“Carolina Medical”), was the subject of an environmental oversight by the North Carolina Division of Environmental and Natural Resources (the “DENR’’) involving alleged ground water contamination on property that had been owned/leased by Carolina Medical for activities that occurred on the property prior to the Company’s ownership of Carolina Medical. In June 2006, the owner/landlord of the property, a partnership in which one of the partners is a Biotel director and former shareholder and officer of Carolina Medical, and Carolina Medical entered into an agreement for the early termination of the lease of the property. In the agreement, the landlord indemnified the Company for any losses it may incur in connection with environmental claims related to the property. The DENR has notified the Company that it considers the landlord to be the responsible party for the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained a binder for insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

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

Product Warranties and Service

          We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2009 and 2008, our provision for warranty services was $186,424 and $87,512, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience and management’s estimates of future claims, and, when appropriate, the accruals are adjusted. The reserve for warranty expense was increased during fiscal 2009 due to the introduction of new products, which generally require a temporarily higher level of warranty service. Our determination of the appropriate level of warranty accrual is subjective and based on estimates, and actual experience can be different than our expectations.

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

          The ISO 9000 series of quality management and quality assurance standards has been adopted by over 90 countries. ISO standards require that a quality system be used to guide work to assure quality and to produce quality products and services. ISO 9001, the most comprehensive of the standards, covers 20 elements. These elements include management responsibility, design control, training, process control and servicing. ISO 9001 is the quality system standard used by companies providing design, development, manufacturing, installation and servicing. Biotel’s quality systems are ISO 9001 and ISO 13485 certified.

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

Management

          Executive officers of Biotel are as follows:

Name	Age	Position

B. Steven Springrose	60	Chief Executive Officer of Biotel; Chief Executive Officer of Agility Centralized Research Services

Harold A. Strandquist	60	Executive Vice President of Biotel, Sales, Marketing and Business Development

Judy E. Naus	64	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

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

          Potential loss of business due to termination notices sent in accordance with requirements of terminated merger agreement. On April 2, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) with CardioNet, Inc. (“CardioNet”) pursuant to which CardioNet was to acquire our outstanding securities. In a letter dated July 14, 2009, CardioNet advised us that CardioNet was terminating the Merger Agreement. On July 16, 2009, we commenced a lawsuit claiming CardioNet breached and improperly terminated the Merger Agreement. (See “Item 3. Legal Proceedings.”) In accordance with the terms and conditions of the Merger Agreement, we terminated and did not renew several business relationships we had at the time the Merger Agreement was signed. Biotel believes its business has been negatively affected by the Merger Agreement and the actions we were required to take in accordance with the terms of the agreement. The Company’s business prospects, profitability and cash flow may be materially and adversely affected as a result of the Merger Agreement.

          Three customers generated a significant portion of our revenues. Three major customers accounted for 58% and 39% of our consolidated revenues in the fiscal years ended June 30, 2009 and 2008, respectively. CardioNet, Inc., against whom we commenced a lawsuit, was one of these customers, and another was a company with whom we did not renew a distribution agreement because of the Merger Agreement described above. As a result of the Merger Agreement, we expect our total sales to these three customers in 2010 will be less than in 2009. The loss of or reduction in demand for our products from major customers could have a material adverse effect on operating results and cash flow from operations.

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

Factors That May Affect Future Results (Continued)

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

          Failure to protect our intellectual property and know-how or our infringement of the intellectual property of others could have a material adverse effect on our business. Our intellectual property rights are and will continue to be a critical component of our success. A substantial portion of our intellectual property rights relating to our current products and those under development is in the form of trade secrets, rather than patents. In order to preserve certain proprietary information as trade secrets, we are required to restrict disclosure of information intended to constitute trade secrets to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with certain of our employees, consultants and other parties. Certain of our consultants and third parties with whom we have business relationships may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees may seek employment with, and become employed by, our competitors. We do not have confidentiality agreements with all of our employees, consultants and third-parties, and cannot assure that the confidentiality agreements that are in place with our employees, consultants and third parties will not be breached, that we will have adequate remedies for a breach, or that our trade secrets will not become known to or be independently developed by our competitors. The loss of trade secret protection for technologies or know-how could adversely affect our business prospects.

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

Factors That May Affect Future Results (Continued)

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

          Our business could be materially adversely impacted by risks inherent in international markets. During the 12 months ended June 30, 2009 and 2008, approximately 12.0% and 16.0%, respectively, of our revenues were generated by customers outside the United States. Approximately 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel’s revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

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

Factors That May Affect Future Results (Continued)

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

          An active trading market may not exist for our common stock, and we cannot assure the market price for our common stock if a market does develop. Our common stock is quoted on the OTC Bulletin Board. However, the market for our common stock generally has been very limited and there can be no assurance that there will be an active market for our common stock. To the extent that brokerage firms act as market makers for our securities, they may be a dominating influence in any market that might develop, and the degree of participation by these firms may significantly affect the price and liquidity of our common stock. These firms may discontinue their market making activities at any time. The prices at which our common stock are traded in the market will be determined by these firms and by the purchasers and sellers of our securities, but the prices may not necessarily relate to our assets, book value, results of operations or other established and quantifiable criteria of value. Securities quoted on the OTC Bulletin Board are often thinly traded, highly volatile and not followed by analysts. Consequently, investors may have difficulty reselling our common stock.

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

Entity Name; Location	Use	Square Feet Leased	Term of Lease
Braemar, Inc. 1285 Corporate Center Drive, Suite 150 Eagan, MN 55121	Production, engineering and administration	17,314	Lease expires August 31, 2011

Braemar, Inc. 300 Jonestown Road, #6 Winston-Salem, NC 27104	Engineering	1,420	Lease expires June 30, 2011

Braemar, Inc. 400 Arbor Lake Drive, Suite B450 Columbia, SC 29223	Administration	2,903	Lease expires April 30, 2011

Agility Centralized Research Services, Inc. 2275 Half Day Road Suite 133 Bannockburn, IL 60015	Service operations	1,225	Lease expired January 31, 2009; space leased on month-to-month basis

Item 3.	LEGAL PROCEEDINGS.

          On April 2, 2009, Biotel entered into a Merger Agreement with CardioNet, Inc. (“CardioNet”) pursuant to which CardioNet was to acquire Biotel’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet advised the Company that it was terminating the Merger Agreement due to the Company’s breach of a covenant to withdraw and terminate a business relationship with another company. On July 15, 2009, CardioNet notified the Company that it owed CardioNet $1.4 million for a termination fee provided for in the Merger Agreement for certain terminations of the Merger Agreement and expenses as a result of CardioNet’s termination of the Merger Agreement. The Company believes CardioNet’s termination of the Merger Agreement is without merit. On July 16, 2009, Biotel commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet breached and improperly terminated the Merger Agreement. Biotel is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet submitted an answer and counterclaim denying the Company’s claims and asserting a counterclaim for the $1.4 million CardioNet claims it is owed as a result of CardioNet’s termination of the Merger Agreement.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is traded on the Over the Counter Bulletin Board under the symbol BTEL.OB. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ending June 30, 2009 are set forth in the table below, as reported by MarketWatch.com. These quotations represent prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended 2008 – 2009	Low	High
September 30	$2.55	$3.35
December 31	$2.00	$3.00
March 31	$1.52	$1.94
June 30	$4.40	$4.81

Quarter Ended 2007 – 2008	Low	High
September 30	$3.20	$4.25
December 31	$2.70	$3.79
March 31	$2.76	$3.60
June 30	$2.70	$3.30

          As of June 30, 2009, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last two fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

          Unregistered Sales of Equity Securities and Use of Proceeds. Biotel did not issue any shares of capital stock during the year ended June 30, 2009.

          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2009, under the Biotel 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	211,000	$1.6391	439,000
Equity compensation plans not approved by securities holders	—	—	—

Total	211,000	$1.6391	439,000

Item 6.	SELECTED FINANCIAL DATA

          Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies (Continued)

          Inventories are valued at lower of cost (using the average and first-in first-out cost methods) or market. A valuation allowance is maintained to provide changes in inventory valuation due to fluctuations in market requirements and product revisions.

          Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years for equipment, seven years for furniture and fixtures and two to five years for leasehold improvements, which represents the terms of the original leases.

          SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2009 and 2008, we performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

          Biotel subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, and tissue extraction components; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing, and manufacturing operations for our customers.

          Biotel subsidiary, Braemar, Inc., through its Columbia, South Carolina facility which was formerly Advanced Biosensor Inc., sells maintenance services, Holter recorders and event recorders manufactured by Braemar, diagnostic Holter software provided by others and Holter supplies to hospitals and clinics.

          On April 2, 2009, the Company entered into a Merger Agreement with CardioNet, Inc. pursuant to which CardioNet was to acquire all of the Company’s outstanding securities. In a letter dated July 14, 2009, CardioNet notified the Company that CardioNet was terminating the Merger Agreement due to the Company’s breach of a covenant requiring the Company to terminate a business relationship with another company. On July 16, 2009, the Company commenced a lawsuit claiming CardioNet breached and improperly terminated the Merger Agreement. (See “Item 3. Legal Proceedings.”) In accordance with the terms and conditions of the Merger Agreement, we terminated and did not renew a number of business relationships. We believe that our business has been adversely affected by the Merger Agreement and the actions we were required to take pursuant to the agreement and that this could have a material and adverse effect on our profitability and financial condition.

Results of Operations

          Biotel’s net revenues for the year ended June 30, 2009, were $12,640,000, 10.0% above net revenues of $11,495,000 for the year ended June 30, 2008. Revenue increased in fiscal year 2009 as a result of strong sales of medical devices. As a result of a terminated Merger Agreement as described above, we expect that revenues from a number of significant customers could be less in 2010 than in 2009.

          Gross profit margin increased to $5,525,000 (43.7%) for fiscal year 2009, compared to $5,099,000 (44.4%) in fiscal year 2008. Cost of sales and service increased to $7,115,000 (56.3%) for fiscal year 2009, compared to $6,396,000 (55.6%) for fiscal year 2008. The increase in cost of sales and service was primarily the result of the increase in sales. The gross profit margin percentage decreased as a result of product mix and increase in allocation of costs to product support. Gross margins vary from year to year dependent on model mix and subsidiary contributions. Biotel manages its operations to promote favorable gross margins and profitability. If revenues in fiscal year 2010 are diminished, gross margins on equipment sales may diminish somewhat as a result of semi-fixed levels of manufacturing overhead.

          Selling, general and administrative expenses increased to $2,586,000 (20.5% of sales) for the year ended June 30, 2009, compared to $2,425,000 (21.0% of sales) for the year ended June 30, 2008. This increase is primarily the result of selling expenses associated with increased sales activity and administrative expenses associated with general corporate legal fees. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Results of Operations (continued)

          Research and development expenditures for fiscal year 2009 were $1,602,000, a decrease of 4.3% compared to $1,674,000 in fiscal year 2008. The decrease resulted primarily because of the heavy development activities funded in fiscal 2008 related to a new Holter product line and ER9 Wireless technology platform and product line. Expenditures for MCT wireless product development activity in fiscal year 2009 benefited from the ER9 Wireless technology platform developed in the prior year. Additionally, a portion of engineering expenses in fiscal 2009 were allocated to product support. Biotel expects a similar level of expenditures for research and development in fiscal year 2010.

          Interest expense decreased to $590 for the year ended June 30, 2009, compared to interest expense of $700 for the year ended June 30, 2008. During the years ended June 30, 2009 and 2008, interest expense was incurred only when the bank credit line was accessed.

          Net earnings for the year ended June 30, 2009 and 2008, were $944,000 (7.5% of revenue) and $666,000 (5.8% of revenue), respectively. Net earnings improved as a result of increased revenues and cost control efforts.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $4,197,000 at June 30, 2009, compared to $3,125,000 at June 30, 2008. The increase in working capital was primarily a result of the continued strong performance of the Company.

          Cash and cash equivalents were $1,160,000 at June 30, 2009, compared to $945,000 at June 30, 2008. The increase in cash was influenced by many factors, primarily operating activities and improvements in cost structures. The ratio of current assets to current liabilities (“current ratio”) increased to 3.97 to one at June 30, 2009, compared to 3.22 to one at June 30, 2008.

          Accounts receivable increased to $2,202,000 at June 30, 2009, versus $1,767,000 at June 30, 2008. The increase in accounts receivable was related to strong sales. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          In fiscal year 2009, $380,000 was used for capital expenditures, compared with $716,000 in fiscal year 2008. Biotel invested in new Holter and Wireless Event Recorder platforms in fiscal year 2008, causing a significant increase in capital investment in that year. Levels of capital investment are expected to vary from year to year.

          Inventory increased to $1,878,000 for the year ended June 30, 2009, compared to $1,428,000 for the year ended June 30, 2008. This increase is a result of materials purchased to support increased sales levels and new product introductions. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities increased slightly to $1,415,000 at June 30, 2009, compared to $1,408,000 on June 30, 2008. The increase resulted from changes in accruals for income taxes and other expenses, partially offset by decrease in the line of credit and deferred revenue.

          As of June 30, 2009 and 2008, Biotel had long term liabilities of $329,000 and $225,000, respectively, relating to the Company’s deferred income tax liability.

Liquidity and Capital Resources (continued)

          Stockholders’ equity increased to $5,659,000 at June 30, 2009, from $4,702,000 at June 30, 2008. The increase in stockholders’ equity was principally a result of the increase in retained earnings.

          Management believes that present cash balances and internally generated funds should provide sufficient working capital to meet present and projected needs for the coming 12 months. As described above, Biotel believes that its business has been adversely affected by the Merger Agreement and the actions the Company took in accordance with the terms and conditions of the Merger Agreement and that this could have a material adverse effect on Biotel’s financial condition. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 8.	FINANCIAL STATEMENTS

          See Financial Statements beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES.

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

          There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B.	OTHER INFORMATION.

          Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2009 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION.

Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2009 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2009 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDENDENCE.

Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2009 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS.

For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-K.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: September 28, 2009	By	/s/ B. Steven Springrose
B. Steven Springrose, President
and Chief Executive Officer

          Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints B. Steven Springrose and Judy E. Naus, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full powers and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Steven Springrose	September 28, 2009
B. Steven Springrose
(President, Chief Executive Officer
and a Director)

/s/ Judy E. Naus	September 28, 2009
Judy E. Naus
(Chief Financial Officer
and Chief Accounting Officer)

/s/ C. Roger Jones	September 28, 2009
C. Roger Jones
(Director)

/s/ Stanley N. Bormann	September 28, 2009
Stanley N. Bormann
(Director)

/s/ L. John Ankney	September 28, 2009
L. John Ankney
(Director)

/s/ David A. Heiden	September 28, 2009
David A. Heiden
(Director)

/s/ Spencer M. Vawter	September 28, 2009
Spencer M. Vawter
(Director)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Biotel Inc.**
3.2	Bylaws of Biotel Inc. **
4.1	Specimen Common Stock Certificate. **
10.1	Lease Agreement dated March 1, 2006 between Braemar, Inc. and DB Quad Prairie Business Center, Inc. ****
10.2	Commercial Lease Agreement dated June 30, 2006 between Braemar, Inc. and King Investment Partners. *****
10.3	Lease Agreement dated October 1, 2005 between Advanced Biosensor, Inc. and AP Southeast Portfolio Partners, L.P., as amended. ****
10.4	Office Lease dated December 28, 2006 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza, L.L.C. ******
10.5	Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research Services, LLC. **
10.6	OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003.**
10.7	Termination of Lease, Release, Hold Harmless and Indemnification Agreement dated June 30, 2006. *****
10.8	Office Lease dated April 15, 2008 between Braemar, Inc. and Jonestown Properties, L.L.C.*******
10.9	Office Lease dated March 25, 2009 between Biotel Inc. and Fontaine Business Park, LLC *
11.1	Statement regarding computation of per share earnings. ***
21.1	Subsidiaries of Biotel Inc. *
24.1	Power of Attorney (included in signature page) *
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
**	Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
***	Previously filed with Amendment No. 2 to Form 10-SB on December 27, 2004, Commission File No. 0-50914.
****	Previously filed with Form 10-QSB on February 14, 2006, Commission File No. 0-50914.
*****	Previously filed with Form 10-KSB on September 28, 2006, Commission File No. 0-50914.
******	Previously filed with Form 10-QSB on December 31, 2006, Commission File No. 0-50914.
*******	Previously filed with Form 10-KSB on September 29, 2008, Commission File No. 0-50914.

BIOTEL INC. AND SUBSIDIARIES
REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2009 AND 2008

BIOTEL INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biotel Inc. and Subsidiaries
Eagan, Minnesota

          We have audited the accompanying consolidated balance sheets of Biotel Inc. and Subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 included in the accompanying Management’s Report on Internal Controls Over Financial Reporting and, accordingly, we do not express an opinion thereon.

September 28, 2009
Columbia, South Carolina

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,160,409	$945,121
Trade accounts receivable, net of allowance for doubtful accounts of $48,965 and $55,440 at June 30, 2009 and 2008, respectively	2,202,378	1,766,512
Prepaid income taxes	—	39,310
Inventories, net	1,878,397	1,428,163
Deferred tax asset	250,674	244,018
Prepaid expenses	120,098	109,903

Total Current Assets	5,611,956	4,533,027

PROPERTY & EQUIPMENT, Net	1,081,314	1,092,710

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,402,641	$6,335,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving line of credit	$—	$187,146
Trade accounts payable	557,094	651,635
Accrued payroll and related liabilities	277,803	237,503
Deferred service contract revenue	93,855	133,359
Other accrued expenses	283,502	198,540
Income taxes payable	202,265	—

Total Current Liabilities	1,414,519	1,408,183

LONG-TERM LIABILITIES
Deferred taxes payable	329,183	224,967

COMMITMENTS AND CONTINGENCIES (See Notes 7 and 8)

Total Liabilities	1,743,702	1,633,150

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 shares issued	27,638	27,638
Additional paid-in capital	2,158,638	2,145,594
Retained earnings	3,472,663	2,528,726

Total Stockholders’ Equity	5,658,939	4,701,958

	$7,402,641	$6,335,108

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2009	2008

SALES AND SERVICES	$12,639,636	$11,495,326

COST OF SALES AND SERVICES	7,114,810	6,396,033

GROSS PROFIT	5,524,826	5,099,293

OPERATING EXPENSES
Selling and administrative	2,585,932	2,425,094
Research and development	1,601,525	1,674,380

Total operating expenses	4,187,457	4,099,474

INCOME FROM OPERATIONS	1,337,369	999,819

OTHER INCOME (EXPENSE)
Interest income	7,298	11,173
Interest expense	(590)	(704)
Miscellaneous	12,471	12,425

Total other income	19,179	22,894

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,356,548	1,022,713

PROVISION FOR INCOME TAXES	412,611	356,574

NET INCOME	$943,937	$666,139

INCOME PER SHARE
BASIC	$0.34	$0.25
DILUTED	$0.33	$0.23

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$943,937	$666,139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	389,198	324,511
Stock-based compensation	13,044	49,569
Deferred income tax	97,560	181,291
Increase (decrease) in allowance for doubtful accounts	(6,475)	19,733
Decrease in inventory valuation allowance	(43,453)	(188,973)
Loss (gain) on disposal of property and equipment	529	(10,137)
Changes in deferred and accrued amounts
Trade accounts receivable	(429,391)	180,170
Prepaid income taxes	39,310	(39,310)
Prepaid expenses	(10,195)	74,246
Inventories	(406,781)	(116,931)
Other assets	—	(1,420)
Trade accounts payable	(94,541)	(26,459)
Accrued payroll and related liabilities	40,300	(6,263)
Other accrued expenses	84,962	(78,948)
Deferred service contract revenue	(39,504)	(44,610)
Income taxes payable	202,265	(83,940)

Net cash provided by operating activities	780,765	898,668

INVESTING ACTIVITIES
Purchases of property and equipment	(379,945)	(716,387)
Proceeds from sale of property and equipment	1,614	13,630

Net cash used for investing activities	(378,331)	(702,757)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	53,750
Net change on line of credit	(187,146)	187,146

Net cash provided by (used for) financing activities	(187,146)	240,896

Net increase in cash and cash equivalents	215,288	436,807

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2008 and 2007	945,121	508,314

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2009 and 2008	$1,160,409	$945,121

CASH PAID FOR
Interest	$621	$675
Income Taxes	$73,475	$263,740

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2009 and 2008

			Additional Paid-In Capital	Retained Earnings	Total
	Common Stock
	Amount	Shares

Balance, June 30, 2007	$26,738	2,673,827	$2,043,175	$1,862,587	$3,932,500

Exercise of stock options	900	90,000	52,850	—	53,750

Stock-based compensation	—	—	49,569	—	49,569

Net income	—	—	—	666,139	666,139

Balance, June 30, 2008	27,638	2,763,827	2,145,594	2,528,726	4,701,958

Stock-based compensation	—	—	13,044	—	13,044

Net income	—	—	—	943,937	943,937

Balance, June 30, 2009	$27,638	2,763,827	$2,158,638	$3,472,663	$5,658,939

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

          Biotel Inc. (Parent Company) and Subsidiaries (the Company) includes the wholly owned subsidiaries of Braemar, Inc. and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Braemar also manufactures and services biological fluid and tissue management systems. Braemar, Inc. primarily sells to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Braemar, Inc., through its acquisition of Advanced Biosensor Inc., integrates diagnostic Holter software with Braemar recorders and other cardiopulmonary diagnostic equipment and sells to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

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

Advertising and marketing

The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. Advertising expenses totaled approximately $11,000 in each of the years ended June 30, 2009 and 2008.

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

Goodwill

The Company accounts for the purchase price in excess of tangible assets (Goodwill) in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2009 and 2008, such tests of goodwill determined the recorded goodwill had not been impaired.

Service contracts

Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2009 and 2008, current liabilities include service contract revenue deferrals of approximately $94,000 and $133,000, respectively.

Warranty reserve

The Company offers warranties of up to two years to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2009 and 2008, the warranty reserve totaled $186,424 and $87,512, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of June 30, 2009 and 2008:

	2009	2008
Balance, beginning of year	$87,512	$75,906
Claims paid	(94,343)	(98,299)
Additional warranties issued and revisions in estimates of previously issued warranties	193,255	109,905

Balance, end of year	$186,424	$87,512

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

Net income per common share

Net income per common share amounts are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. Potential dilutive shares consist of the stock options outstanding.

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

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued, the following significant assumptions were used: risk-free interest rates based on date of issuance of 1.55% to 4.41%, no expected dividends, a volatility factor of 20.62 to 229.35, an expected life of the options of 5-10 years (amortized over the vesting period) and expected vesting of the options at 100%.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective July 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Cash and cash equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards

The following recently issued accounting pronouncements may affect future financial reporting of Biotel Inc.:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not believe the adoption of SFAS 167 will have a material impact on its financial position, results of operations or cash flows.

Recently issued accounting standards (continued)

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009 (see Note 15).

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES

          As of June 30, 2009 and 2008, inventories consist of the following:

	2009	2008

Raw materials and supplies	$1,782,903	$1,374,588
Finished goods	235,534	229,169
Evaluation units and replacements	4,507	12,406

	2,022,944	1,616,163
Valuation allowance	(144,547)	(188,000)

	$1,878,397	$1,428,163

NOTE 4 – PROPERTY AND EQUIPMENT

          As of June 30, 2009 and 2008, property and equipment consist of the following:

	2009	2008

Machinery and equipment	$3,402,351	$3,030,258
Furniture and fixtures	34,791	34,791
Leasehold improvements	47,857	47,857

	3,484,999	3,112,906
Accumulated depreciation	(2,403,685)	(2,020,196)

	$1,081,314	$1,092,710

          Depreciation expense for the years ended June 30, 2009 and 2008 totaled $389,198 and $324,511, respectively.

NOTE 5 – REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (3.25% at June 30, 2009) plus .25% and expires on February 5, 2010. There was no outstanding balance on this line of credit as of June 30, 2009. The outstanding credit line balance as of June 30, 2008 was $187,146.

NOTE 6 – RELATED PARTY TRANSACTIONS

          Braemar, Inc. leased land and building in King, North Carolina, from King Investment Partners, a partnership which is partially owned by Company stockholders, under a lease agreement which expired June 30, 2008. Braemar, Inc. vacated the property on June 30, 2008, and no rent expense to the affiliated partnership was incurred for the year ended June 30, 2009. Total rent expense to the affiliated partnership was $50,400 for the year ended June 30, 2008.

NOTE 7 – LEASE OBLIGATIONS

          Biotel and its subsidiaries are parties to operating leases at the following locations:

          Braemar, Inc. leases its facility in Columbia, South Carolina, under a 24-month lease agreement which will expire April 30, 2011.

          Braemar, Inc. leases its Minnesota facility under a 66-month lease agreement which will expire August 31, 2011.

          Braemar, Inc. leases its facility in Winston-Salem, North Carolina, under a three-year lease agreement which will expire on June 30, 2011.

          Agility Centralized Research Services, Inc. leases its facility in Bannockburn, Illinois, on a month-to-month basis.

          Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2009 are as follows:

2010	$169,980
2011	167,804
2012	18,902

$356,686

          The leases for office and manufacturing space include costs allocated by the lessor for property taxes, insurance and maintenance. Total rent expense for leased space was $248,786 and $277,401 for the years ended June 30, 2009 and 2008, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006, was the subject of environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledged full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property, and agreed to indemnify the Company for any environmental claims related to the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained a binder for insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

          Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 9 – SIGNIFICANT CUSTOMER CONCENTRATIONS

          Credit sales are made to the Company’s customers in the ordinary course of business. Generally, these sales are unsecured. The Company had three major customers which accounted for approximately 58% and 39% of the Company’s consolidated revenues in the years ended June 30, 2009 and 2008, respectively.

          Accounts receivable due from these customers at June 30, 2009 and 2008 totaled approximately $1,441,000 and $806,000, respectively.

NOTE 10 – STOCK OPTIONS

          Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Under this plan, the number of common shares subject to outstanding awards shall not exceed the greater of 650,000 shares or 15% of the aggregate number of common shares outstanding. Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2009 and 2008, Biotel Inc. had 211,000 options outstanding. Currently, option prices range from $.375 to $2.05 per share with a weighted average remaining contract life of 3.85 years. During the year ended June 30, 2009, no options were exercised. During the year ended June 30, 2008, 90,000 options were exercised. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years. The compensation cost charged against income for this plan was $13,044 and $49,569 for the years ended June 30, 2009 and 2008, respectively.

NOTE 10 – STOCK OPTIONS (continued)

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2007	301,000	$1.2600	254,500	$1.2230

Exercised	(90,000)	0.5972

Balance at June 30, 2008	211,000	$1.3635	203,500	$1.5214

Granted	145,000	2.0472
Expired	(25,000)	1.8200
Cancelled	(120,000)	2.0000

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

NOTE 11 – INCOME TAXES

          The components of the provision for income taxes are as follows for the years ended June 30, 2009 and 2008:

	2009	2008

Current provision for taxes	$315,051	$175,283
Change in deferred tax asset	97,560	195,350
Decrease in valuation allowance	—	(14,059)

Total provision	$412,611	$356,574

          A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2009	2008

Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Manufacturer’s deduction	-2.1%	—
Decrease in valuation allowance	—	-1.4%
Other	-4.8%	—

	30.4%	35.9%

NOTE 11 – INCOME TAXES (Continued)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2009 and 2008 are presented below:

	2009	2008

Deferred tax assets applicable to:
Allowance for doubtful accounts	$19,100	$21,600
Inventory reserves	56,400	73,300
Warranty reserves	72,700	34,100
Accruals	63,100	56,400
Depreciation	(249,400)	(161,545)
Goodwill	(221,400)	(190,048)
Net operating loss carryforwards	232,000	231,150
Other	76,407	81,510

	48,907	146,467
Less valuation allowance	127,416	127,416

Deferred tax asset (liability)	$(78,509)	$19,051

          The deferred tax amounts presented above have been classified on the accompanying balance sheets as of June 30, 2009 and 2008 as follows:

	2009	2008
Current asset	$250,674	$244,018
Long-term liability	(329,183)	(224,967)
	$(78,509)	$19,051

          Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2009 and 2008, management recorded a valuation allowance of $127,416 for the deferred tax asset that was more likely than not to be realized in future periods. The valuation allowance at June 30, 2009 and 2008, related to a portion of the federal and state net operating loss carryforwards from which the Company was not expecting to realize the benefit due to various federal and state limitations.

          At June 30, 2009, the Company had federal net operating loss carryforwards totaling $421,622, which expire on various dates through 2017. The Company also had state net operating loss carryforwards totaling $1,353,000, which expire on various dates through 2025.

NOTE 12 – NET INCOME PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2009, was 2,763,827 and 2,854,822, respectively. The weighted average number of shares used in the computation of basic and diluted net income per common share as of June 30, 2008, was 2,695,712 and 2,856,267, respectively.

NOTE 13 – EMPLOYEE BENEFITS PLANS

          Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2009 and 2008, totaled $71,047 and $52,757, respectively.

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

	2009
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$10,579,765	$585,381	$—	$11,165,146
International revenues	1,380,139	94,351	—	1,474,490
Revenues from external customers	11,959,904	679,732	—	12,639,636
Intersegment revenues	27,734	(27,734)	—	—
Interest expense	—	—	590	590
Income tax expense	544,605	71,902	(203,896)	412,611
Depreciation	360,908	5,404	22,886	389,198
Segment profit	832,112	102,506	9,319	943,937
Goodwill	695,551	—	—	695,551
Total segment assets	5,844,166	64,680	1,493,795	7,402,641
Purchase of property and equipment	374,811	—	5,134	379,945

	2008
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$9,034,705	$664,646	$—	$9,699,351
International revenues	1,546,297	249,678	—	1,795,975
Revenues from external customers	10,581,002	914,324	—	11,495,326
Intersegment revenues	148,575	(148,575)	—	—
Interest expense	—	—	704	704
Income tax expense	258,733	80,842	16,999	356,574
Depreciation	295,647	7,753	21,111	324,511
Segment profit	412,883	159,791	93,465	666,139
Goodwill	695,551	—	—	695,551
Total segment assets	4,846,254	167,649	1,321,205	6,335,108
Purchase of property and equipment	706,503	—	9,884	716,387

NOTE 15 – SUBSEQUENT EVENTS

          On April 2, 2009, Biotel Inc. entered into a Merger Agreement with CardioNet, Inc., pursuant to which CardioNet, Inc. was to acquire Biotel Inc.’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet, Inc., advised Biotel Inc. that it was terminating the Merger Agreement due to Biotel Inc.’s breach of a covenant to withdraw and terminate a business relationship with another company. On July 15, 2009, CardioNet, Inc. notified Biotel Inc. that Biotel Inc. owed CardioNet, Inc. $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. Biotel Inc. believes CardioNet, Inc.’s termination of the Merger Agreement is without merit. On July 16, 2009, Biotel Inc. commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet, Inc. breached and improperly terminated the Merger Agreement. Biotel Inc. is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet, Inc. submitted an answer and counterclaim denying Biotel Inc.’s claims and asserting a counterclaim for the $1.4 million CardioNet, Inc. claims it is owed as a result of its termination of the Merger Agreement.

          These financial statements have not been updated for subsequent events occurring after September 28, 2009, which is the date these financial statements were available to be issued.