Form 10-Q
period 2009-09-30
BIOTEL INC.
filed 2009-11-13
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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
Yes ☐      No ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of November 5, 2009, was 2,763,827.

BIOTEL INC.
INDEX

i

Part I

Item 1: Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 Unaudited	June 30, 2009 *

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,552,605	$1,160,409
Trade accounts receivable, net of allowance for doubtful accounts of $48,657 and $48,965 at September 30, 2009 and June 30, 2009, respectively	1,836,816	2,202,378
Inventories, net	1,559,616	1,878,397
Deferred tax asset	250,674	250,674
Prepaid expenses	330,791	120,098

Total Current Assets	5,530,502	5,611,956

PROPERTY & EQUIPMENT, Net	1,047,439	1,081,314

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,287,312	$7,402,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	604,863	557,094
Accrued payroll and related liabilities	218,138	277,803
Deferred service contract revenue	82,696	93,855
Other accrued expenses	259,732	283,502
Income taxes payable	5,087	202,265

Total Current Liabilities	1,170,516	1,414,519

LONG-TERM LIABILITIES
Deferred taxes payable	329,183	329,183

COMMITMENTS AND CONTINGENCIES (See Note 8)

Total Liabilities	1,499,699	1,743,702

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,763,827 shares issued	27,638	27,638
Additional paid-in capital	2,159,157	2,158,638
Retained earnings	3,600,818	3,472,663

Total Stockholders’ Equity	5,787,613	5,658,939

	$7,287,312	$7,402,641

*Derived from the 10K for the year ended June 30, 2009.

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended September 30,
	2009	2008

SALES AND SERVICES	$3,263,307	$3,168,174

COST OF SALES AND SERVICES	1,966,770	1,719,045

GROSS PROFIT	1,296,537	1,449,129

OPERATING EXPENSES
Selling and administrative	666,365	582,661
Research and development	406,869	366,157

Total operating expenses	1,073,234	948,818

INCOME FROM OPERATIONS	223,303	500,311

OTHER INCOME (EXPENSE)
Interest income	1,424	2,224
Interest expense	—	(565)
Miscellaneous	(14,250)	13,000

Total other income	(12,826)	14,659

NET INCOME BEFORE PROVISION FOR INCOME TAXES	210,477	514,970

PROVISION FOR INCOME TAXES	82,322	186,817

NET INCOME	$128,155	$328,153

INCOME PER SHARE
BASIC	$0.05	$0.12
DILUTED	$0.04	$0.11

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$128,155	$328,153
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,911	86,043
Stock-based compensation	519	—
Decrease in allowance for doubtful accounts	(308)	(2,333)
Decrease in inventory valuation allowance	9,924	11,888
Gain on disposal of property and equipment	(750)	—
Changes in deferred and accrued amounts
Trade accounts receivable	365,870	(303,841)
Prepaid expenses	(210,693)	(6,654)
Inventories	308,857	(365,881)
Trade accounts payable	47,769	153,519
Accrued payroll and related liabilities	(59,665)	(44,051)
Other accrued expenses	(23,770)	(10,118)
Deferred service contract revenue	(11,159)	(10,934)
Income taxes payable	(197,178)	166,794

Net cash provided by operating activities	451,482	2,585

INVESTING ACTIVITIES
Purchases of property and equipment	(60,036)	(109,801)
Proceeds from sale of property and equipment	750	—

Net cash used for investing activities	(59,286)	(109,801)

FINANCING ACTIVITIES
Net change on line of credit	—	(187,146)

Net cash used for financing activities	—	(187,146)

Net increase (decrease) in cash and cash equivalents	392,196	(294,362)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2009 and 2008	1,160,409	945,121

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2009 and 2008	$1,552,605	$650,759

CASH PAID FOR
Interest	$—	$442
Income Taxes	$279,500	$20,000

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2009 and 2008
Unaudited

			Additional Paid-In Capital
	Common Stock			Retained Earnings
	Amount	Shares			Total

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Net income	—	—	—	328,153	328,153

Balance, September 30, 2008	$27,638	2,763,827	$2,145,594	$2,856,879	$5,030,111

Balance, June 30, 2009	$27,638	2,763,827	$2,158,638	$3,472,663	$5,658,939

Stock-based compensation	—	—	519	—	519

Net income	—	—	—	128,155	128,155

Balance, September 30, 2009	$27,638	2,763,827	$2,159,157	$3,600,818	$5,787,613

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended June 30, 2009, filed by Biotel Inc. (the “Company”) on September 28, 2009.

          The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of its financial results for the interim periods presented. Interim results are subject to year end adjustments and audit by independent certified public accountants.

Recently Issued Accounting Standards

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

          In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105–Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

NOTE 2 – INVENTORIES

          As of September 30, 2009 and June 30, 2009, inventories consist of the following:

	September 30, 2009	June 30, 2009

Raw materials and supplies	$1,580,619	$1,782,903
Finished goods	130,231	235,534
Evaluation units and replacements	3,237	4,507

	1,714,087	2,022,944
Valuation allowance	(154,471)	(144,547)

	$1,559,616	$1,878,397

          The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Note 7). In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

NOTE 3 – WARRANTY RESERVE

          Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30, 2009 and June 30, 2009, the warranty reserve totaled $187,452 and $186,424, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate reserve for warranty liability as of September 30, 2009 and 2008.

	September 30, 2009	September 30, 2008

Beginning of Period, June 30, 2009 and 2008	$186,424	$87,512

Claims Paid	(20,956)	(10,090)
Additional warranties issued and revisions in estimates of previously issued warranties	21,984	11,659

End of Period, September 30, 2009 and 2008	$187,452	$89,081

NOTE 4 – STOCK-BASED COMPENSATION

          The Company accounts for compensation cost under its stock option plan in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC).

          Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2009 and 2008, Biotel Inc. had 211,000 and 201,000 outstanding options, respectively. Currently, option prices range from $.375 to $2.05 per share with a weighted average remaining contract life of 3.60 years. During the three months ended September 30, 2009 and 2008, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Expired	(10,000)	$1.5500

Balance at September 30, 2008	201,000	$1.5871	198,500	$1.5831

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

Balance at September 30, 2009	211,000	$1.6391	201,000	$1.6206

          The total intrinsic value of options exercised during the three months ended September 30, 2009 was $0. The total intrinsic value of options outstanding and exercisable at September 30, 2009 was $234,900 and $227,500, respectively, which was calculated using the closing stock price as of September 30, 2009 less the exercise price of in-the-money options.

NOTE 5 – EARNINGS PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2009 were 2,763,827 and 2,865,726, respectively, and for the three months ended September 30, 2008 were 2,763,827 and 2,853,677, respectively.

NOTE 6 – OPERATIONS AND INDUSTRY SEGMENTS

          The Company reports on two segments of business: OEM Medical Sales & Service and Direct Medical Equipment Sales. The industry segment information corresponds with the Company’s different customer and product types and therefore complies with the requirements of FASB ASC 280-10.

          In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

	Three months ended September 30, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,951,176	$106,975	$—	$3,058,151
International revenues	177,937	27,219	—	205,156
Revenues from external customers	3,129,113	134,194	—	3,263,307
Income tax expense	116,616	7,961	(42,255)	82,322
Depreciation and amortization	88,990	—	4,921	93,911
Segment profit	196,800	13,381	(82,026)	128,155
Goodwill	695,551	—	—	695,551
Total segment assets	5,176,267	57,088	2,053,957	7,287,312
Purchase of property and equipment	59,186	—	850	60,036

	Three months ended September 30, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,623,759	$185,854	$—	$2,809,613
International revenues	366,490	(7,929)	—	358,561
Revenues from external customers	2,990,249	177,925	—	3,168,174
Intersegment revenues	27,734	(27,734)	—	—
Interest expense	—	—	565	565
Income tax expense	171,461	16,761	(1,405)	186,817
Depreciation and amortization	78,427	1,938	5,678	86,043
Segment profit	301,619	29,261	(2,727)	328,153
Goodwill	695,551	—	—	695,551
Total segment assets	5,573,606	129,334	1,028,385	6,731,325
Purchase of property and equipment	104,668	—	5,133	109,801

NOTE 7 – LEGAL PROCEEDINGS

          On April 2, 2009, Biotel Inc. entered into a Merger Agreement with CardioNet, Inc., pursuant to which CardioNet, Inc. was to acquire Biotel Inc.’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet, Inc., advised Biotel Inc. that it was terminating the Merger Agreement due to Biotel Inc.’s breach of a covenant to withdraw and terminate a business relationship with another company. On July 15, 2009, CardioNet, Inc. notified Biotel Inc. that Biotel Inc. owed CardioNet, Inc. $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. Biotel Inc. believes CardioNet, Inc.’s termination of the Merger Agreement was without merit. On July 16, 2009, Biotel Inc. commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet, Inc. breached and improperly terminated the Merger Agreement. Biotel Inc. is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet, Inc. submitted an answer and counterclaim denying Biotel Inc.’s claims and asserting a counterclaim for the $1.4 million CardioNet, Inc. claims it is owed as a result of its termination of the Merger Agreement. In accordance with FASB ASC 450-20-25, no accrual has been recorded in the financial statements as the Company is not able to determine the result of the litigation.

          On September 29, 2009, Braemar, Inc., a Biotel subsidiary, was served in connection with a lawsuit brought by LifeWatch Services, Inc. and Card Guard Scientific Survival, Ltd., against Braemar in the United States District Court for the Northern District of Illinois naming Braemar, a customer of Braemar and an unrelated company as defendants, claiming that Braemar’s ER920W Wireless Cardiac Event Monitor product and a similar product Braemar sold to the customer named in the action infringe two of LifeWatch’s patents. The action seeks an injunction against Braemar and its customer and damages for the alleged infringement, including treble damages for willful infringement of one of the patents. Braemar has agreed to indemnify its customer for any losses the customer may incur based on the alleged infringement. Braemar does not believe its products infringe either of the patents and intends to vigorously defend the litigation on behalf of itself and its customer. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of Braemar or its customer. In accordance with FASB ASC 450-20-25, no accrual has been recorded in the financial statements as Biotel is not able to determine the result of the litigation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006, was the subject of environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledged full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property, and agreed to indemnify the Company for any environmental claims related to the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

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

          Inventories are valued at lower of cost (using the average and first-in first-out cost methods) or market. The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Overview below and Part II. Item 1. Legal Proceedings). In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

          Property, equipment and leasehold improvements are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of three to five years for equipment, seven years for furniture and fixtures and two to five years for leasehold improvements, which represents the terms of the original leases.

          Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2009 and 2008, Biotel performed the required impairment tests of goodwill and determined the recorded goodwill had not been impaired.

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

          Following the announcement of Biotel’s planned merger with CardioNet, Inc. (see Part II. Item 1. Legal Proceedings), many of our customers made other plans for the purchase of wireless products they had intended to purchase from us. We expect that many of these customers will not purchase their future requirements for wireless products from us notwithstanding the termination of the merger agreement. We are not forecasting major national customers for our Fusion MCT products and will market Fusion and ER920W devices to regional scanning services. While Biotel is hopeful for a strong market for its Fusion MCT and ER920W wireless devices, the prospective regional customers presently have a minimal market share in this business sector. Regional scanning services do not have the purchasing power of national scanning services, but they maintain strong relationships with their end users. Because of the patchwork of reimbursement pricing among Medicare local carriers, some regional customers may prefer ER920W wireless event recorders while others prefer Fusion products. Following a strong fiscal year 2009 selling ER920W devices to a major customer, Biotel is expecting diminished wireless sales activity in the current fiscal year. Furthermore, Medicare has recently announced that event recorder reimbursement will diminish 7% and Holter reimbursement will diminish 16% in 2010. This may place downward pressure on pricing and sales of our traditional non-wireless product lines. Agility’s business has diminished due to fewer contracted atrial fibrillation clinical trials, the principal source of Agility’s revenues. Agility is incurring operating losses but has won new arrhythmia clinical research business projected to begin in June, 2010.

Results of Operations

Three Months ended September 30, 2009

          Biotel’s net revenues for the three months ended September 30, 2009, were $3,263,000, 3.0% more than net revenues of $3,168,000 for the three months ended September 30, 2008. This increase was the result of strong sales of medical devices during the first quarter of fiscal 2010. Sales of Holter products and fluid management products were strong in the first quarter of fiscal 2010. Sales of event recorders were 28.2% less in the first quarter of fiscal year 2009 versus the first quarter of 2008. Sales of Braemar wireless arrhythmia monitors are expected to diminish versus fiscal year 2009 as a result of certain actions as required to publicly announce the merger agreement and by the terms of the merger agreement between Biotel and CardioNet, Inc., that was subsequently terminated by CardioNet (see Part II. Item 1. Legal Proceedings). Additionally, two major customers issued purchase orders for wireless and event recorder products in the period following announcement of the merger agreement. These orders appear to have been last time buy opportunities for such customers, and the purchases propelled sales revenues through the first quarter just ended. These orders have been substantially filled, revenues are expected to diminish, and Biotel does not project profitability through the remainder of the fiscal year.

          Gross profit was $1,297,000 for the quarter ended September 30, 2009, 10.5% less than the gross profit of $1,449,000 for the first quarter of fiscal year 2009. Gross profit decreased as a result of product mix. Gross profit margin declined to 39.7% for the three months ended September 30, 2009 compared to 45.7% for the three months ended September 30, 2008. Cost of sales and service increased to $1,967,000 (60.3% of sales) for the three months ended September 30, 2009, compared to $1,719,000 (54.3% of sales) for the first quarter of fiscal year 2009. The increase in cost of sales and service was a result of the higher sales volume and product mix in the first quarter of fiscal 2010. Cost of sales and service as a percentage of revenue increased, primarily due to product mix.

          Selling, general and administrative expenses of $666,000 (20.4% of sales) for the three months ended September 30, 2009 increased from $583,000 (18.4% of sales) for the three months ended September 30, 2008. Selling, general and administrative expenses were higher in the first quarter of fiscal 2010 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet. We expect a higher level of legal expenses to continue for the next several quarters. In view of current business projections, we have made non-personnel expense cuts and reduced personnel by six employees. These combined reductions have a projected annual savings of $600,000. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the first quarter of fiscal year 2010 were $407,000, an increase of 11.2% compared to $366,000 in the first quarter of fiscal year 2009. Research and development expenses in the first quarter of fiscal year 2010 included expenditures for development of new wireless products addressing MCT patient procedures. MCT procedures allow patients to be remotely monitored with alarms for up to 30 days, carry higher reimbursement in the United States and are believed to provide a higher diagnostic yield than traditional telephone event monitoring approaches. Biotel expects research and development investment in fiscal 2010 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          No interest expense was incurred in the three-month period ended September 30, 2009, compared to interest expense of $565 for the three months ended September 30, 2008.

          Net earnings of $128,000 were posted for the first quarter of fiscal year 2010, versus net earnings of $328,000 in the first quarter of fiscal year 2009. The decrease in net earnings was primarily the result of the decrease in gross profit margin and increase in research and development and legal expenses in the first three months of fiscal 2010. We expect to continue to incur a significant level of legal expenses during the next twelve months.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $4,360,000 at September 30, 2009, compared to $4,197,000 at June 30, 2009. The increase in working capital is largely the result of the Company’s continued profitability.

          Cash and cash equivalents were $1,553,000 at September 30, 2009, compared to $1,160,000 at June 30, 2009. The ratio of current assets to current liabilities (“current ratio”) was 4.72 to one at September 30, 2009 and 3.97 to one at June 30, 2009.

          Accounts receivable decreased to $1,837,000 at September 30, 2009, versus $2,202,000 at June 30, 2009, as a result of strong collections in September, 2009. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          During the first quarter of fiscal year 2010, $60,000 was used for capital expenditures, compared with $110,000 in the first quarter of fiscal year 2009. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

          Inventory decreased to $1,560,000 as of September 30, 2009 versus $1,878,000 as of June 30, 2009. The level of inventory decreased as less material was purchased due to an anticipated decline in sales over the next several months as a result of the terminated merger agreement. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities decreased to $1,171,000 at September 30, 2009, compared to $1,415,000 on June 30, 2009, as a result of the decrease in income taxes payable.

          Biotel has long term liabilities consisting of deferred taxes payable totaling $329,000. Biotel has no long term debt.

          As of September 30, 2009, stockholders’ equity had increased to $5,788,000 from $5,659,000 at June 30, 2009. The increase in stockholders’ equity was a result of the Company’s continued profitability.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3: Qualitative and Quantitative Disclosure about Market Risk

          Not applicable.

Item 4: Controls and Procedures

(a)      As of September 30, 2009, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b)      Changes in internal controls. There were no changes in the first three months of fiscal 2010 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings.

          On April 2, 2009, Biotel Inc. entered into a Merger Agreement with CardioNet, Inc., pursuant to which CardioNet, Inc. was to acquire all of Biotel Inc.’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet, Inc. advised Biotel Inc. that it was terminating the Merger Agreement due to Biotel’s breach of a covenant to withdraw and terminate a business relationship with another company. On July 15, 2009, CardioNet, Inc. notified Biotel Inc. that Biotel owed CardioNet $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. Biotel believes that CardioNet’s termination of the Merger Agreement was without merit. On July 16, 2009, Biotel Inc. commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet, Inc. breached and improperly terminated the Merger Agreement. Biotel is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet, Inc. submitted an answer and counterclaim denying Biotel Inc.’s claims and asserting a counterclaim for the $1.4 million CardioNet claims it is owed as a result of its termination of the Merger Agreement.

          On September 29, 2009, Braemar, Inc., a Biotel subsidiary, was served in connection with a lawsuit brought by LifeWatch Services, Inc. and Card Guard Scientific Survival, Ltd., against Braemar in the United States District Court for the Northern District of Illinois naming Braemar, a customer of Braemar and an unrelated company as defendants, claiming that Braemar’s ER920W Wireless Cardiac Event Monitor product and a similar product Braemar sold to the customer named in the action infringe two of LifeWatch’s patents. The action seeks an injunction against Braemar and its customer and damages for the alleged infringement, including treble damages for willful infringement of one of the patents. Braemar has agreed to indemnify its customer for any losses the customer may incur based on the alleged infringement. Braemar does not believe its products infringe either of the patents and intends to vigorously defend the litigation on behalf of itself and its customer. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of Braemar or its customer.

Item 1A. Risk Factors. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

            Listing of Exhibits:

19	Letter included with Annual Report on Form 10K sent to shareholders in connection with the Proxy Statement for registrant’s 2009 Annual Meeting of Shareholders.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: November 13, 2009	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: November 13, 2009	By:	/s/ Judy E. Naus
Its: Chief Financial Officer