Form 10-K/A
period 2009-06-30
BIOTEL INC.
filed 2010-02-08
CIK 1300128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    Yes  ☒      No  ☐

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

Issuer’s revenues for fiscal year ended June 30, 2009, were $12,639,636.

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 17, 2009, was approximately $6,052,347.

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

Transitional Small Business Disclosure Format (check one).    Yes  ☐      No  ☒

BIOTEL INC. AND SUBSIDIARIES

CONTENTS

Page
EXPLANATORY NOTE
SIGNATURES
BIOTEL INC. AND SUBSIDIARIES FINANCIAL STATEMENTS FOR YEARS ENDED JUNE 30, 2009 AND 2008

EXPLANATORY NOTE

This Amendment No. 1 amends Biotel Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 28, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of providing a revised Report of Independent Registered Public Accounting Firm, which includes the conformed signature of the Company’s independent registered public accounting firm.  The conformed signature was not included in the Original Filing due to a clerical error.  Amendment No. 1 does not include the entire Form 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to September 28, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: February 8, 2010	By	/s/ B. Steven Springrose
B. Steven Springrose, President and Chief Executive Officer

In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Steven Springrose	February 8, 2010
B. Steven Springrose (President, Chief Executive Officer and a Director)

/s/ Judy E. Naus	February 8, 2010
Judy E. Naus (Chief Financial Officer and Chief Accounting Officer)

/s/ C. Roger Jones*	February 8, 2010
C. Roger Jones (Director)

/s/ Stanley N. Bormann*	February 8, 2010
Stanley N. Bormann (Director)

/s/ L. John Ankney*	February 8, 2010
L. John Ankney (Director)

/s/ David A. Heiden*	February 8, 2010
David A. Heiden (Director)

/s/ Spencer M. Vawter*	February 8, 2010
Spencer M. Vawter (Director)

__________ /s/ Judy E. Naus
* By Judy E. Naus, Attorney-in-fact

BIOTEL INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2009 AND 2008

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

/s/ Elliott Davis LLC

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