Form 10-Q
period 2009-12-31
BIOTEL INC.
filed 2010-02-12
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2009

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of as of February 1, 2010, was 2,783,827.

BIOTEL INC.

i

Part I

Item 1:  Financial Information

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009 Unaudited	June 30, 2009 *
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,695,583		$1,160,409
Trade accounts receivable, net of allowance for doubtful accounts of $49,280 and $48,965 at December 31, 2009 and June 30, 2009, respectively	1,439,424		2,202,378
Inventories, net	1,702,764		1,878,397
Deferred tax asset	250,674		250,674
Refundable Income Taxes	154,736		—
Prepaid expenses	339,449		120,098

Total Current Assets	5,582,630		5,611,956

PROPERTY & EQUIPMENT, Net	1,014,903		1,081,314

OTHER ASSETS
Goodwill	695,551		695,551
Other assets	13,820		13,820

Total Other Assets	709,371		709,371

	$7,306,904		$7,402,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	648,285		557,094
Accrued payroll and related liabilities	266,688		277,803
Deferred service contract revenue	80,907		93,855
Other accrued expenses	232,932		283,502
Income taxes payable	—		202,265

Total Current Liabilities	1,228,812		1,414,519

LONG-TERM LIABILITIES
Deferred taxes payable	329,183		329,183

COMMITMENTS AND CONTINGENCIES (See Note 9)

Total Liabilities	1,557,995		1,743,702

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—		—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,783,827 and 2,763,827 shares issued at December 31, 2009 and 2008, respectively	27,838		27,638
Additional paid-in capital	2,166,976		2,158,638
Retained earnings	3,554,095		3,472,663

Total Stockholders’ Equity	5,748,909		5,658,939

	$7,306,904	$	$ 7,402,641

*Derived from the 10K for the year ended June 30, 2009.

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the three months ended December 31,
	2009	2008

SALES AND SERVICES	$2,451,993	$3,185,954

COST OF SALES AND SERVICES	1,418,870	1,722,510

GROSS PROFIT	1,033,123	1,463,444

OPERATING EXPENSES
Selling and administrative	850,047	599,724
Research and development	371,985	411,984

Total operating expenses	1,222,032	1,011,708

INCOME (LOSS) FROM OPERATIONS	(188,909)	451,736

OTHER INCOME (EXPENSE)
Interest income	1,427	2,272
Interest expense	—	(25)
Miscellaneous	437	—

Total other income	1,864	2,247

NET INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(187,045)	453,983

PROVISION (CREDIT) FOR INCOME TAXES	(140,322)	165,071

NET INCOME (LOSS)	$(46,723)	$288,912

INCOME (LOSS) PER SHARE
BASIC	$(0.02)	$0.10
DILUTED	$(0.02)	$0.10

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	For the six months ended December 31,
	2009	2008

SALES AND SERVICES	$5,715,300	$6,354,128

COST OF SALES AND SERVICES	3,385,640	3,441,555

GROSS PROFIT	2,329,660	2,912,573

OPERATING EXPENSES
Selling and administrative	1,516,412	1,182,384
Research and development	778,854	778,141

Total operating expenses	2,295,266	1,960,525

INCOME FROM OPERATIONS	34,394	952,048

OTHER INCOME (EXPENSE)
Interest income	2,851	4,496
Interest expense	—	(590)
Miscellaneous	(13,813)	13,000

Total other income (expense)	(10,962)	16,906

NET INCOME BEFORE
PROVISION (CREDIT) FOR INCOME TAXES	23,432	968,954

PROVISION (CREDIT) FOR INCOME TAXES	(58,000)	351,888

NET INCOME	$81,432	$617,066

INCOME PER SHARE
BASIC	$0.03	$0.22
DILUTED	$0.03	$0.22

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$324	$617,066
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	191,094	174,560
Stock-based compensation	1,038	494
Decrease (increase) in allowance for doubtful accounts	315	(5,922)
Decrease in inventory valuation allowance	22,743	22,230
Gain on disposal of property and equipment	(1,187)	—
Changes in deferred and accrued amounts
Trade accounts receivable	762,639	23,592
Prepaid expenses	(219,351)	(4,069)
Inventories	152,890	(758,479)
Trade accounts payable	91,191	29,047
Accrued payroll and related liabilities	(11,115)	(19,212)
Other accrued expenses	(50,570)	(12,654)
Deferred service contract revenue	(12,948)	(35,071)
Income taxes payable	(275,893)	292,554

Net cash provided by operating activities	651,170	324,136

INVESTING ACTIVITIES
Purchases of property and equipment	(127,996)	(186,800)
Proceeds from sale of property and equipment	4,500	—

Net cash used for investing activities	(123,496)	(186,800)

FINANCING ACTIVITIES
Net change on line of credit	—	(187,146)
Exercise of stock options	7,500	—

Net cash used for financing activities	7,500	(187,146)

Net increase (decrease) in cash and cash equivalents	535,174	(49,810)

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2009 and 2008	1,160,409	945,121

CASH AND CASH EQUIVALENTS AS OF DECEMBER 31, 2009 and 2008	$1,695,583	$895,311

CASH PAID FOR
Interest	$—	$617
Income Taxes	$279,500	$20,000

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended December 31, 2009 and 2008

Unaudited

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Amount	Shares

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Stock-based compensation	—	—	494	—	494

Net income	—	—	—	617,066	617,066

Balance, December 31, 2008	$27,638	2,763,827	$2,146,088	$3,145,792	$5,319,518

Balance, June 30, 2009	$27,638	2,763,827	$2,158,638	$3,472,663	$5,658,939

Stock-based compensation			1,038	—	1,038
Exercise of stock options	200	20,000	7,300	—	7,500

Net income	—	—	—	81,432	81,432

Balance, December 31, 2009	$27,838	2,783,827	$2,166,976	$3,554,095	$5,748,909

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”). In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105–Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009. These changes will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

NOTE 2 – INVENTORIES

As of December 31, 2009 and June 30, 2009, inventories consist of the following:

	December 31, 2009	June 30, 2009

Raw materials and supplies	$1,722,210	$1,782,903
Work in process	1,120	—
Finished goods	139,657	235,534
Evaluation units and replacements	7,067	4,507

	1,870,054	2,022,944
Valuation allowance	(167,290)	(144,547)

	$1,702,764	$1,878,397

The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Note 8).  In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

NOTE 3 – WARRANTY RESERVE

Biotel provides warranties against defects in materials and workmanship in our products.  Warranty periods for our products range from 90 days to two years.  The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer.  The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations.  The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary.  At December 31, 2009 and June 30, 2009, the warranty reserve totaled $166,918 and $186,424, respectively.  Warranty reserve is included in Other Accrued Expenses.  The following is a reconciliation of the aggregate reserve for warranty liability as of December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008

Beginning of Period, June 30, 2009 and 2008	$186,424	$87,512

Claims Paid	(54,208)	(23,786)
Additional warranties issued and revisions in estimates of previously issued warranties	34,702	25,606

End of Period, September 30, 2009 and 2008	$166,918	$89,332

NOTE 4 – STOCK-BASED COMPENSATION

The Company accounts for compensation cost under its stock option plan in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC).

Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted.  As of December 31, 2009 and 2008, Biotel Inc. had 191,000 and 196,000 outstanding options, respectively.  Currently, option prices range from $.625 to $2.05 per share with a weighted average remaining contract life of 3.70 years.  During the three months ended December 31, 2009, 20,000 options were exercised; and during the three months ended December 31, 2008, no options were exercised.  During the six months ended December 31, 2009, 20,000 options were exercised; and during the six months ended December 31, 2008, no options were exercised.  Option vesting and expiration is determined by the Board of Directors at the time the options are awarded.  No options may be awarded with an expiration greater than 10 years.

A summary of the activity under the Company’s option plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Granted	10,000	$2.0100
Expired	(25,000)	$1.8200

Balance at December 31, 2008	196,000	$1.5770	183,500	$1.5490

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

Exercised	(20,000)	$0.3750

Balance at December 31, 2009	191,000	$1.7715	183,500	$1.7617

The total intrinsic value of options exercised during the six months ended December 31, 2009 was $16,500.  The total intrinsic value of options outstanding and exercisable at December 31, 2009 was $20,700 and $20,700, respectively, which was calculated using the closing stock price as of December 31, 2009 less the exercise price of in-the-money options.

NOTE 5 – INCOME TAXES

The components of the provision (credit) for income taxes are as follows for the three months ended December 31, 2009 and 2008:

	2009	2008

Current provision (credit) for taxes	$(75,322)	$165,071
Research and development tax credits	(65,000)	—

Total provision (credit)	$(140,322)	$165,071

A reconciliation of income tax provision (credit) at the statutory rate to the Company’s effective rate is as follows:

	2009	2008

Computed at the federal statutory rate	-34.0%	34.0%
State income taxes	-3.3%	3.3%
Research and development tax credits	-34.8%	—
Other	-2.9%	-0.9%

	-75.0%	36.4%

The components of the provision (credit) for income taxes are as follows for the six months ended December 31, 2009 and 2008:

	2009	2008

Current provision for taxes	$7,000	$351,888
Research and development tax credits	(65,000)	—

Total provision (credit)	$(58,000)	$351,888

A reconciliation of income tax provision (credit) at the statutory rate to the Company’s effective rate is as follows:

	2009	2008

Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Research and development tax credits	-277.4%	—
Other	-7.4%	-1.0%

	-247.5%	36.3%

NOTE 6  – EARNINGS PER SHARE OF COMMON STOCK

The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended December 31, 2009 were 2,767,523 and 2,812,335, respectively, and for the three months ended December 31, 2008 were 2,763,827 and 2,827,060, respectively.  The weighted average number of shares used in the computation of basic and diluted income per common share for the six months ended December 31, 2009 were 2,765,675 and 2,838,109, respectively, and for the six months ended December 31, 2008 were 2,763,827 and 2,842,840, respectively.

NOTE 7 – OPERATIONS AND INDUSTRY SEGMENTS

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

	Three months ended December 31, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,059,323	$113,157	$—	$2,172,480
International revenues	243,977	35,536	—	279,513
Revenues from external customers	2,303,300	148,693	—	2,451,993
Income tax expense	(45,166)	7,455	(102,611)	(140,322)
Depreciation and amortization	92,262	—	4,921	97,183
Segment profit (loss)	(99,043)	12,555	39,765	(46,723)
Goodwill	695,551	—	—	695,551
Total segment assets	4,887,399	62,847	2,356,658	7,306,904
Purchase of property and equipment	67,960	—	—	67,960

	Three months ended December 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,585,468	$146,268	$—	$2,731,736
International revenues	403,443	50,775	—	454,218
Revenues from external customers	2,988,911	197,043	—	3,185,954
Intersegment revenues	17,821	(17,821)	—	—
Interest expense	—	—	25	25
Income tax expense	143,117	18,741	3,213	165,071
Depreciation and amortization	81,141	1,586	5,787	88,514
Segment profit	251,173	31,501	6,238	288,912
Goodwill	695,551	—	—	695,551
Total segment assets	5,708,138	67,079	1,244,969	7,020,186
Purchase of property and equipment	76,999	—	—	76,999

	Six months ended December 31, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$5,010,499	$220,402	$—	$5,230,901
International revenues	421,914	62,485	—	484,399
Revenues from external customers	5,432,413	282,887	—	5,715,300
Intersegment revenues	—	—	—	—
Interest expense	—	—	—	—
Income tax expense	71,450	15,416	(144,866)	(58,000)
Depreciation and amortization	181,252	—	9,842	191,094
Segment profit (loss)	97,757	25,936	(42,261)	81,432
Goodwill	695,551	—	—	695,551
Total segment assets	4,887,399	62,847	2,356,658	7,306,904
Purchase of property and equipment	127,146	—	850	127,996

	Six months ended December 31, 2008
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$5,227,048	$311,477	$—	$5,538,525
International revenues	769,933	45,670	—	815,603
Revenues from external customers	5,996,981	357,147	—	6,354,128
Intersegment revenues	45,555	(45,555)	—	—
Interest expense	—	—	590	590
Income tax expense	314,578	35,502	1,808	351,888
Depreciation and amortization	159,570	3,524	11,466	174,560
Segment profit	552,793	60,762	3,511	617,066
Goodwill	695,551	—	—	695,551
Total segment assets	5,708,138	67,079	1,244,969	7,020,186
Purchase of property and equipment	181,667	—	5,133	186,800

NOTE 8 – LEGAL PROCEEDINGS

On April 2, 2009, Biotel Inc. entered into a Merger Agreement with CardioNet, Inc., pursuant to which CardioNet, Inc. was to acquire Biotel Inc.’s outstanding securities for $4.82 per share.  In a letter dated July 14, 2009, CardioNet, Inc., advised Biotel Inc. that it was terminating the Merger Agreement due to Biotel Inc.’s breach of a covenant to withdraw and terminate a business relationship with another company.  On July 15, 2009, CardioNet, Inc. notified Biotel Inc. that Biotel Inc. owed CardioNet, Inc. $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement.  Biotel Inc. believes CardioNet, Inc.’s termination of the Merger Agreement was without merit.  On July 16, 2009, Biotel Inc. commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet, Inc. breached and improperly terminated the Merger Agreement.  Biotel Inc. is seeking specific performance and damages.  On August 3, 2009, the case was removed to the United States District Court, District of Minnesota.  On September 4, 2009, CardioNet, Inc. submitted an answer and counterclaim denying Biotel Inc.’s claims and asserting a counterclaim for the $1.4 million CardioNet, Inc. claims it is owed as a result of its termination of the Merger Agreement.  In accordance with FASB ASC 450-20-25, no accrual has been recorded in the financial statements as the Company is not able to determine the result of the litigation. Legal expense associated with this lawsuit is expensed as incurred.

On September 29, 2009, Braemar, Inc., a Biotel subsidiary, was served in connection with a lawsuit brought by LifeWatch Services, Inc. and Card Guard Scientific Survival, Ltd., against Braemar in the United States District Court for the Northern District of Illinois naming Braemar, a customer of Braemar and an unrelated company as defendants, claiming that Braemar’s ER920W Wireless Cardiac Event Monitor product and a similar product Braemar sold to the customer named in the action infringe two of LifeWatch’s patents.  The action seeks an injunction against Braemar and its customer and damages for the alleged infringement, including treble damages for willful infringement of one of the patents.  Braemar has agreed to indemnify its customer for any losses the customer may incur based on the alleged infringement.  Braemar does not believe its products infringe either of the patents and intends to vigorously defend the litigation on behalf of itself and its customer.  At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of Braemar or its customer.  In accordance with FASB ASC 450-20-25, no accrual has been recorded in the financial statements as Biotel is not able to determine the result of the litigation. Legal expense associated with this lawsuit is expensed as incurred.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

These financial statements have not been updated for subsequent events occurring after February 12, 2010, which is the date these financial statements were available to be issued.

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

Inventories are valued at lower of cost (using the average and first-in first-out cost methods) or market. The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Overview below and Part I. Item 1.  Note 8 of Notes to Consolidated Financial Statements).  In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

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

Following the announcement of Biotel’s planned merger with CardioNet, Inc. (see Part I. Item 1. Note 8 of Notes to Consolidated Financial Statements), many of our customers made other plans for the purchase of wireless products they had intended to purchase from us.  We expect that many of these customers will not purchase their future requirements for wireless products from us notwithstanding the termination of the merger agreement.  We will market Fusion and ER920W devices to regional scanning services.  While Biotel is hopeful for a strong market for its Fusion MCT and ER920W wireless devices, the prospective regional customers presently have a minimal market share in this business sector.  Regional scanning services do not have the purchasing power of national scanning services, but they maintain strong relationships with their end users.  Because of the patchwork of reimbursement pricing among Medicare local carriers, some regional customers may prefer ER920W wireless event recorders while others prefer Fusion products.  Following a strong fiscal year 2009 selling ER920W devices to a major customer, Biotel is expecting diminished wireless sales activity in the current fiscal year.  Furthermore, Medicare has recently announced that event recorder reimbursement will diminish 7% and Holter reimbursement will diminish 16% in 2010.  This may place downward pressure on pricing and sales of our traditional non-wireless product lines.  Agility’s business has diminished due to fewer contracted atrial fibrillation clinical trials, the principal source of Agility’s revenues.  Agility is incurring operating losses but has won new arrhythmia clinical research business projected to begin in June, 2010.

Results of Operations

Three Months ended December 31, 2009

Biotel’s net revenues for the three months ended December 31, 2009, were $2,452,000, 23.0% less than net revenues of $3,186,000 for the three months ended December 31, 2008.  This decrease was primarily the result of significantly diminished sales of Braemar’s ER920W wireless event recorder following announcement of Biotel’s planned merger with CardioNet, Inc. and the subsequent termination of that agreement by CardioNet.  (See Part I, Item 1. Note 8 of Notes to Consolidated Financial Statements.)

Gross profit was $1,033,000 for the quarter ended December 31, 2009,  29.4% less than the gross profit of $1,463,000 for the second quarter of fiscal year 2009.  Gross profit decreased as a result of the decrease in revenue.  Gross profit margin declined to 42.1% for the three months ended December 31, 2009 compared to 45.9% for the three months ended December 31, 2008, as a result of the change in product mix due to the decline in sales of Braemar’s ER9W wireless event recorder.  Cost of sales and service decreased to $1,419,000 (57.9% of sales) for the three months ended December 31, 2009, compared to $1,723,000 (54.1% of sales) for the second quarter of fiscal year 2009.  The decrease in cost of sales and service was a result of the lower sales volume and product mix in the second quarter of fiscal 2010.  Cost of sales and service as a percentage of revenue increased, primarily due to lower sales volume.

Selling, general and administrative expenses of $850,000 (34.7% of sales) for the three months ended December 31, 2009 increased from $600,000 (18.8% of sales) for the three months ended December 31, 2008.  Selling, general and administrative expenses were higher in the second quarter of fiscal 2010 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet.  We expect the higher level of legal expenses to continue for the next several quarters.  In view of current business projections, we have made non-personnel expense cuts and reduced personnel by seven employees.  These combined reductions have a projected annual savings of $750,000.  Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Research and development expenditures for the second quarter of fiscal year 2010 were $372,000, a decrease of 9.7% compared to $412,000 in the second quarter of fiscal year 2009.  Research and development expenses in the second quarter of fiscal year 2010 included expenditures for development of new wireless products addressing MCT patient procedures.  MCT procedures allow patients to be remotely monitored with alarms for up to 30 days, carry higher reimbursement in the United States and are believed to provide a higher diagnostic yield than traditional telephone event monitoring approaches.  Biotel expects research and development investment in fiscal 2010 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

No interest expense was incurred in the three-month period ended December 31, 2009, and interest expense of $25 was posted in the three-month period ended December 31, 2008.

A net loss of <$47,000> was posted for the second quarter of fiscal year 2010, versus net earnings of $289,000 in the second quarter of fiscal year 2009.  The decrease in net earnings was primarily the result of reduced revenues, as well as legal expenses incurred in the second quarter of fiscal 2010.  We expect to continue incur a significant level of legal expenses during the next twelve months and have elected to expense those fees as incurred.

Six Months ended December 31, 2009

Biotel’s net revenues for the six months ended December 31, 2009, were $5,715,000, 10.1% less than net revenues of $6,354,000 for the six months ended December 31, 2008.  This decrease was primarily the result of significantly diminished sales of Braemar’s ER920W wireless event recorder following announcement of Biotel’s planned merger with CardioNet, Inc. and the subsequent termination of that agreement by CardioNet.

Gross profit was $2,330,000 for the six months ended December 31, 2009,  20.0% less than the gross profit of $2,913,000 for the second quarter of fiscal year 2009.  Gross profit decreased as a result of the decrease in revenue.  Gross profit margin declined to 40.8% for the six months ended December 31, 2009 compared to 45.8% for the six months ended December 31, 2008, as a result of the change in product mix with the decreased sales of Braemar’s wireless event recorder.  Cost of sales and service decreased to $3,386,000 (59.2% of sales) for the six months ended December 31, 2009, compared to $3,442,000 (54.2% of sales) for the first half of fiscal year 2009.  The decrease in cost of sales and service was a result of the lower sales volume and product mix in the first six months of fiscal 2010.  Cost of sales and service as a percentage of revenue increased, primarily due to lower sales volume.

Selling, general and administrative expenses of $1,516,000 (26.5% of sales) for the six months ended December 31, 2009 increased from $1,182,000 (18.6% of sales) for the six months ended December 31, 2008.  Selling, general and administrative expenses were higher in the first half of fiscal 2010 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet.

Research and development expenditures for the first half of fiscal year 2010 were $779,000, compared to $778,000 in the first half of fiscal year 2009.  Research and development expenses in fiscal year 2010 include expenditures for development of new wireless products addressing MCT patient procedures.

No interest expense was incurred in the six-month period ended December 31, 2009, and interest expense of $590 was posted in the six-month period ended December 31, 2008.

Net earnings for the first half of fiscal year 2010 were $81,000, versus net earnings of $617,000 in the first half of fiscal year 2009.  The decrease in net earnings was primarily the result of reduced revenues, as well as legal expenses incurred in the first half of fiscal 2010.  We expect to continue incur a significant level of legal expenses during the next twelve months.

Off-Balance Sheet Arrangements

Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

Working capital increased to $4,354,000 at December 31, 2009, compared to $4,197,000 at June 30, 2009.  The increase in working capital is largely the result of the reduction in income taxes payable at December 31, 2009.

Cash and cash equivalents were $1,696,000 at December 31, 2009, compared to $1,160,000 at June 30, 2009.  The ratio of current assets to current liabilities (“current ratio”) was 4.54 to one at December 31, 2009 and 3.97 to one at June 30, 2009.

Accounts receivable decreased to $1,439,000 at December 31, 2009, versus $2,202,000 at June 30, 2009, as a result of diminished revenues in the first half of fiscal 2010.  To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows.  Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

During the first half of fiscal year 2010, $128,000 was used for capital expenditures, compared with $187,000 in the first half of fiscal year 2009. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines.  Levels of capital investment are expected to vary from year to year.

Inventory decreased to $1,703,000 as of December 31, 2009 versus $1,878,000 as of June 30, 2009.  The level of inventory decreased as less material was purchased due to an anticipated decline in sales over the next several months as a result of the terminated merger agreement. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

Current liabilities decreased to $1,229,000 at December 31, 2009, compared to $1,415,000 on June 30, 2009, primarily as a result of the decrease in income taxes payable.

Biotel has long term liabilities consisting of deferred taxes payable totaling $329,000.  Biotel has no long term debt.

As of December 31, 2009, stockholders’ equity had increased to $5,749,000 from $5,659,000 at June 30, 2009.  The increase in stockholders’ equity was primarily due to the Company’s profitability.

Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months.  There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3:  Qualitative and Quantitative Disclosure about Market Risk

Not applicable.

Item 4:  Controls and Procedures

(a) As of December 31, 2009, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934).  Based upon, and as  of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b) Changes in internal controls.  There were no changes in the first six months of fiscal 2010 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1.  Legal Proceedings.

Item 1A.  Risk Factors.  Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of fiscal year 2010, two directors of the Company each purchased 10,000 shares of our common stock upon exercise of stock options with an exercise price of $0.375 per share.  The shares were sold without registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Act.  The shares are restricted shares and cannot be sold except in accordance with Rule 144.  The proceeds were used for general working capital purposes.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.

On December 7, 2009, the position of Executive Vice President, Sales, Marketing and Business Development, held by Harold A. Strandquist,  was eliminated as a part of the Company’s expense reduction necessitated by reduced revenue following CardioNet’s termination of the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009.  (See Part I, Item 1. Note 8 of Notes to Consolidated Financial Statements.)

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

Biotel Inc.

Date: February 12, 2010	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: February 12, 2010	By :	/s/ Judy E. Naus
Its: Chief Financial Officer