Form 10-Q
period 2010-03-31
BIOTEL INC.
filed 2010-05-14
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010.

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

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2010, was 2,783,827.

BIOTEL INC.
INDEX

i

Part I

Item 1: Financial Information

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 Unaudited	June 30, 2009 *

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,851,544	$1,160,409
Trade accounts receivable, net of allowance for doubtful accounts of $41,095 and $48,965 at March 31, 2010 and June 30, 2009, respectively	1,351,102	2,202,378
Inventories, net	1,653,367	1,878,397
Deferred tax asset	324,687	250,674
Refundable income taxes	1,247	—
Prepaid expenses	266,615	120,098

Total Current Assets	5,448,562	5,611,956

PROPERTY & EQUIPMENT, Net	992,720	1,081,314

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,150,653	$7,402,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$677,862	$557,094
Accrued payroll and related liabilities	238,204	277,803
Deferred service contract revenue	69,069	93,855
Other accrued expenses	212,486	283,502
Income taxes payable	—	202,265

Total Current Liabilities	1,197,621	1,414,519

LONG-TERM LIABILITIES
Deferred taxes payable	329,183	329,183

COMMITMENTS AND CONTINGENCIES (See Notes 9 and 10)

Total Liabilities	1,526,804	1,743,702

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,783,827 and 2,763,827 shares issued at March 31, 2010 and June 30, 2009, respectively	27,838	27,638
Additional paid-in capital	2,167,496	2,158,638
Retained earnings	3,428,515	3,472,663

Total Stockholders’ Equity	5,623,849	5,658,939

	$7,150,653	$7,402,641

*Derived from the 10K for the year ended June 30, 2009.

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
	2010	2009

SALES AND SERVICES	$2,409,043	$3,120,784

COST OF SALES AND SERVICES	1,367,866	1,802,861

GROSS PROFIT	1,041,177	1,317,923

OPERATING EXPENSES
Selling and administrative	910,136	630,878
Research and development	319,037	435,775

Total operating expenses	1,229,173	1,066,653

INCOME (LOSS) FROM OPERATIONS	(187,996)	251,270

OTHER INCOME (EXPENSE)
Interest income	1,398	1,396
Miscellaneous	—	(529)

Total other income	1,398	867

NET INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(186,598)	252,137

PROVISION (CREDIT) FOR INCOME TAXES	(61,018)	99,311

NET INCOME (LOSS)	$(125,580)	$152,826

INCOME (LOSS) PER SHARE
BASIC	$(0.05)	$0.06
DILUTED	$(0.05)	$0.05

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the nine months ended March 31,
	2010	2009

SALES AND SERVICES	$8,124,343	$9,474,912

COST OF SALES AND SERVICES	4,753,506	5,244,416

GROSS PROFIT	3,370,837	4,230,496

OPERATING EXPENSES
Selling and administrative	2,426,548	1,813,262
Research and development	1,097,891	1,213,916

Total operating expenses	3,524,439	3,027,178

INCOME (LOSS) FROM OPERATIONS	(153,602)	1,203,318

OTHER INCOME (EXPENSE)
Interest income	4,249	5,892
Interest expense	—	(590)
Miscellaneous	(13,813)	12,471

Total other income (expense)	(9,564)	17,773

NET INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(163,166)	1,221,091

PROVISION (CREDIT) FOR INCOME TAXES	(119,018)	451,199

NET INCOME (LOSS)	$(44,148)	$769,892

INCOME (LOSS) PER SHARE
BASIC	$(0.02)	$0.28
DILUTED	$(0.02)	$0.27

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(44,148)	$769,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	292,012	267,790
Stock-based compensation	1,558	12,524
Deferred income tax	(74,013)	—
Increase in refundable income taxes	(1,247)	—
Decrease in allowance for doubtful accounts	(7,870)	(5,922)
Increase (decrease) in inventory valuation allowance	35,369	(2,761)
Loss (gain) on disposal of property and equipment	(1,187)	529
Changes in deferred and accrued amounts
Trade accounts receivable	859,146	(178,887)
Prepaid expenses	(146,517)	15,446
Inventories	189,661	(505,791)
Trade accounts payable	120,768	(112,113)
Accrued payroll and related liabilities	(39,599)	(13,307)
Other accrued expenses	(71,016)	(8,345)
Deferred service contract revenue	(24,786)	(49,841)
Income taxes payable	(202,265)	375,032

Net cash provided by operating activities	885,866	564,246

INVESTING ACTIVITIES
Purchases of property and equipment	(206,731)	(279,479)
Proceeds from sale of property and equipment	4,500	1,614

Net cash used for investing activities	(202,231)	(277,865)

FINANCING ACTIVITIES
Net change on line of credit	—	(187,146)
Exercise of stock options	7,500	—

Net cash provided by (used for) financing activities	7,500	(187,146)

Net increase in cash and cash equivalents	691,135	99,235

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2009 and 2008	1,160,409	945,121

CASH AND CASH EQUIVALENTS AS OF MARCH 31, 2010 and 2009	$1,851,544	$1,044,356

CASH PAID FOR
Interest	$—	$621
Income Taxes	$279,500	$36,832

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended March 31, 2010 and 2009
Unaudited

			Additional Paid-In Capital
	Common Stock			Retained Earnings
	Amount	Shares			Total

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Stock-based compensation	—	—	12,524	—	12,524

Net income	—	—	—	769,892	769,892

Balance, March 31, 2009	$27,638	2,763,827	$2,158,118	$3,298,618	$5,484,374

Balance, June 30, 2009	$27,638	2,763,827	$2,158,638	$3,472,663	$5,658,939

Stock-based compensation			1,558	—	1,558
Exercise of stock options	200	20,000	7,300	—	7,500

Net income	—	—	—	(44,148)	(44,148)

Balance, March 31, 2010	$27,838	2,783,827	$2,167,496	$3,428,515	$5,623,849

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

NOTE 2 – INVENTORIES

          As of March 31, 2010 and June 30, 2009, inventories consist of the following:

	March 31, 2010	June 30, 2009

Raw materials and supplies	$1,630,149	$1,782,903
Finished goods	193,673	235,534
Evaluation units and replacements	9,461	4,507

	1,833,283	2,022,944
Valuation allowance	(179,916)	(144,547)

	$1,653,367	$1,878,397

          The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Note 9). In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

NOTE 3 – WARRANTY RESERVE

          Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At March 31, 2010 and June 30, 2009, the warranty reserve totaled $139,852 and $186,424, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate reserve for warranty liability as of March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009

Beginning of Period, June 30, 2009 and 2008	$186,424	$87,512

Claims Paid	(94,912)	(58,911)
Additional warranties issued and revisions in estimates of previously issued warranties	48,340	71,642

End of Period, March 31, 2010 and 2009	$139,852	$100,243

NOTE 4 – STOCK-BASED COMPENSATION

          The Company accounts for compensation cost under its stock option plan in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC).

          Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of March 31, 2010 and 2009, Biotel Inc. had 191,000 and 211,000 outstanding options, respectively. Currently, option prices range from $.625 to $2.05 per share with a weighted average remaining contract life of 3.45 years. During the three months ended March 31, 2010, no options were exercised; and during the three months ended March 31, 2009, no options were exercised. During the nine months ended March 31, 2010, 20,000 options were exercised; and during the nine months ended March 31, 2009, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

          A summary of the activity under the Company’s option plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	211,000	$1.5853	203,500	$1.5780

Cancelled	(120,000)	$2.0000
Granted	145,000	$2.0472
Expired	(25,000)	$1.8200

Balance at March 31, 2009	211,000	$1.6391	198,500	$1.6171

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

Exercised	(20,000)	$0.3750

Balance at March 31, 2010	191,000	$1.7715	183,500	$1.7617

          The total intrinsic value of options exercised during the nine months ended March 31, 2010 was $16,500. The total intrinsic value of options outstanding and exercisable at March 31, 2010 was $40,500 and $40,500, respectively, which was calculated using the closing stock price as of March 31, 2010 less the exercise price of in-the-money options.

NOTE 5 – INCOME TAXES

          The components of the provision (credit) for income taxes are as follows for the three months ended March 31, 2010 and 2009:

	2010	2009

Current provision (credit) for taxes	$(61,018)	$99,311

          A reconciliation of income tax provision (credit) at the statutory rate to the Company’s effective rate is as follows:

	2010	2009

Computed at the federal statutory rate	-34.0%	34.0%
State income taxes	-3.3%	3.3%
Other	4.6%	2.1%

	-32.7%	39.4%

          The components of the provision (credit) for income taxes are as follows for the nine months ended March 31, 2010 and 2009.

	2010	2009

Current provision (credit) for taxes	$(54,018)	$451,199
Research and development tax credits	(65,000)	—

Total provision (credit)	$(119,018)	$451,199

          A reconciliation of income tax provision (credit) at the statutory rate to the Company’s effective rate is as follows:

	2010	2009

Computed at the federal statutory rate	-34.0%	34.0%
State income taxes	-3.3%	3.3%
Research and development tax credits	-39.8%	—
Other	4.2%	-0.3%

	-72.9%	37.0%

NOTE 6 – EARNINGS PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2010 were 2,783,827 and 2,734,862, respectively, and for the three months ended March 31, 2009 were 2,763,827 and 2,788,708, respectively. The weighted average number of shares used in the computation of basic and diluted income per common share for the nine months ended March 31, 2010 were 2,771,637 and 2,816,957, respectively, and for the nine months ended March 31, 2009 were 2,763,827 and 2,826,804, respectively.

NOTE 7 – REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (3.25% at March 31, 2010) plus .25%. The line of credit was renewed on February 5, 2010 and will expire on February 5, 2011. There was no outstanding balance on this line of credit as of March 31, 2010 and 2009.

NOTE 8 – OPERATIONS AND INDUSTRY SEGMENTS

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

	Three months ended March 31, 2010
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$1,993,786	$123,760	$—	$2,117,546
International revenues	241,229	50,268	—	291,497
Revenues from external customers	2,235,015	174,028	—	2,409,043
Income tax provision (credit)	(11,683)	15,966	(65,301)	(61,018)
Depreciation and amortization	95,998	—	4,921	100,919
Segment profit (loss)	(25,516)	26,696	(126,760)	(125,580)
Goodwill	695,551	—	—	695,551
Total segment assets	4,643,917	92,299	2,414,437	7,150,653
Purchase of property and equipment	72,455	—	6,280	78,735

	Three months ended March 31, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,646,916	$125,148	$—	$2,772,064
International revenues	325,130	23,590	—	348,720
Revenues from external customers	2,972,046	148,738	—	3,120,784
Income tax provision (credit)	98,938	16,368	(15,995)	99,311
Depreciation and amortization	86,033	1,410	5,787	93,230
Segment profit (loss)	175,456	8,421	(31,051)	152,826
Goodwill	695,551	—	—	695,551
Total segment assets	5,642,874	76,008	1,402,922	7,121,804
Purchase of property and equipment	92,680	—	—	92,680

	Nine months ended March 31, 2010
	OEM Medical Sales & Service	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$7,003,732	$332,629	$—	7,336,361
International revenues	663,696	124,286		787,982
Revenues from external customers	7,667,428	456,915	—	8,124,343
Intersegment revenues				—
Interest expense	—	—	—	—
Income tax provision (credit)	59,767	31,382	(210,167)	(119,018)
Depreciation and amortization	277,249	—	14,763	292,012
Segment profit (loss)	72,241	52,632	(169,021)	(44,148)
Goodwill	695,551	—	—	695,551
Total segment assets	4,643,917	92,299	2,414,437	7,150,653
Purchase of property and equipment	199,601	—	7,130	206,731

	Nine months ended March 31, 2009
	OEM Medical Sales & Service	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$7,866,143	$441,787	$—	$8,307,930
International revenues	1,102,884	64,098	—	1,166,982
Revenues from external customers	8,969,027	505,885	—	9,474,912
Intersegment revenues	27,734	(27,734)		—
Interest expense	—	—	590	590
Income tax provision (credit)	413,516	51,870	(14,187)	451,199
Depreciation and amortization	245,602	4,934	17,254	267,790
Segment profit (loss)	728,249	69,183	(27,540)	769,892
Goodwill	695,551	—	—	695,551
Total segment assets	5,642,874	76,008	1,402,922	7,121,804
Purchase of property and equipment	274,346	—	5,133	279,479

NOTE 9 – LEGAL PROCEEDINGS

          On April 2, 2009, Biotel Inc. entered into a Merger Agreement with CardioNet, Inc., pursuant to which CardioNet, Inc. was to acquire Biotel Inc.’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet, Inc., advised Biotel Inc. that it was terminating the Merger Agreement due to Biotel Inc.’s breach of a covenant to withdraw and terminate a business relationship with another company. On July 15, 2009, CardioNet, Inc. notified Biotel Inc. that Biotel Inc. owed CardioNet, Inc. $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. Biotel Inc. believes CardioNet, Inc.’s termination of the Merger Agreement was without merit. On July 16, 2009, Biotel Inc. commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet, Inc. breached and improperly terminated the Merger Agreement. Biotel Inc. is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet, Inc. submitted an answer and counterclaim denying Biotel Inc.’s claims and asserting a counterclaim for the $1.4 million CardioNet, Inc. claims it is owed as a result of its termination of the Merger Agreement. On February 25, 2010, CardioNet filed an amended answer and complaint expanding its defenses and counterclaims for breach of contract to include allegations that Biotel breached certain representations and warranties in the Merger Agreement related to Biotel’s intellectual property. In accordance with FASB ASC 450-20-25, no accrual has been recorded in the financial statements as the Company is not able to determine the result of the litigation. Legal expense associated with this lawsuit is expensed as incurred.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006, was the subject of environmental oversight by the North Carolina Division of Environmental and Natural Resources in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification Agreement with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledged full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property, and agreed to indemnify the Company for any environmental claims related to the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

          Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 11 – SUBSEQUENT EVENTS

          These financial statements have not been updated for subsequent events occurring after May 14, 2010, which is the date these financial statements were available to be issued.

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

          Inventories are valued at lower of cost (using the average and first-in first-out cost methods) or market. The Company has on order a significant inventory of raw materials with long lead times that may be in excess of the amount needed due to the reduced level of sales of its wireless products as a result of the terminated merger agreement with CardioNet, Inc. (see Overview below and Part I. Item 1. Note 9 of Notes to Consolidated Financial Statements). In the event the Company continues to experience a reduced level of sales for its wireless products, the book value of a portion of this inventory, which could be significant, may need to be reduced due to obsolescence.

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

          Following the announcement of Biotel’s planned merger with CardioNet, Inc. (see Part I. Item 1. Note 9 of Notes to Consolidated Financial Statements), many of our customers made other plans for the purchase of wireless products they had intended to purchase from us. We expect that many of these customers will not purchase their future requirements for wireless products from us notwithstanding the termination of the merger agreement. We will market Fusion and ER920W devices to regional scanning services. While Biotel is hopeful for a strong market for its Fusion MCT and ER920W wireless devices, the prospective regional customers presently have a minimal market share in this business sector. Regional scanning services do not have the purchasing power of national scanning services, but they maintain strong relationships with their end users. Because of the patchwork of reimbursement pricing among Medicare local carriers, some regional customers may prefer ER920W wireless event recorders while others prefer Fusion products. Following a strong fiscal year 2009 selling ER920W devices to a major customer, Biotel is expecting diminished wireless sales activity in the current fiscal year. Furthermore, Medicare has recently announced that event recorder reimbursement will be reduced by 7% and Holter reimbursement will be reduced by 16% in 2010. This may place downward pressure on pricing and sales of our traditional non-wireless product lines. Agility’s business has diminished due to fewer contracted atrial fibrillation clinical trials, the principal source of Agility’s revenues. Agility is incurring operating losses but has won new arrhythmia clinical research business projected to begin in June, 2010.

Results of Operations

Three Months ended March 31, 2010

          Biotel’s net revenues for the three months ended March 31, 2010, were $2,409,000, 22.8% less than net revenues of $3,121,000 for the three months ended March 31, 2009. This decrease was primarily the result of significantly diminished sales of Braemar’s ER920W wireless event recorder following announcement of Biotel’s planned merger with CardioNet, Inc. and the subsequent termination of that agreement by CardioNet. (See Part I, Item 1. Note 9 of Notes to Consolidated Financial Statements.)

          Gross profit was $1,041,000 for the quarter ended March 31, 2010, 21.0% less than the gross profit of $1,318,000 for the third quarter of fiscal year 2009. Gross profit decreased as a result of the decrease in revenue. Gross profit margin improved to 43.2% for the three months ended March 31, 2010 compared to 42.2% for the three months ended March 31, 2009, primarily as a result of a reduction in workforce necessitated by the decline in revenue as a result of CardioNet’s termination of the merger agreement (see Part I. Item 1. Note 9 of Notes to Consolidated Financial Statements). Cost of sales and service decreased to $1,368,000 (56.8% of sales) for the three months ended March 31, 2010, compared to $1,803,000 (57.8% of sales) for the third quarter of fiscal year 2009. The decrease in cost of sales and service was a result of the lower sales volume and cost control efforts in the third quarter of fiscal 2010. Cost of sales and service as a percentage of revenue decreased, primarily due to product mix and cost control efforts.

          Selling, general and administrative expenses of $910,000 (37.8% of sales) for the three months ended March 31, 2010 increased from $631,000 (20.2% of sales) for the three months ended March 31, 2009. Selling, general and administrative expenses were higher in the third quarter of fiscal 2010 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet. We expect the higher level of legal expenses to continue for the next several quarters. In view of current business projections, we have made non-personnel expense cuts and reduced personnel by seven employees. These combined reductions have a projected annual savings of $750,000. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the third quarter of fiscal year 2010 were $319,000, a decrease of 26.8% compared to $436,000 in the third quarter of fiscal year 2009. Research and development expenses in the third quarter of fiscal year 2010 included expenditures for development of new wireless products addressing MCT patient procedures. MCT procedures allow patients to be remotely monitored with alarms for up to 30 days, carry higher reimbursement in the United States and are believed to provide a higher diagnostic yield than traditional telephone event monitoring approaches. Biotel expects research and development investment in fiscal 2010 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          No interest expense was incurred in the three-month periods ended March 31, 2010 and March 31, 2009.

          A net loss of $126,000 was posted for the third quarter of fiscal year 2010, versus net income of $153,000 in the third quarter of fiscal year 2009. The decrease in net income was primarily the result of reduced revenues, as well as legal expenses incurred in the third quarter of fiscal 2010. We expect to continue incur a significant level of legal expenses during the next twelve months and have elected to expense those fees as incurred.

Nine Months ended March 31, 2010

          Biotel’s net revenues for the nine months ended March 31, 2010, were $8,124,000, 14.3% less than net revenues of $9,475,000 for the nine months ended March 31, 2009. This decrease was primarily the result of significantly diminished sales of Braemar’s ER920W wireless event recorder following announcement of Biotel’s planned merger with CardioNet, Inc. and the subsequent termination of that agreement by CardioNet.

          Gross profit was $3,371,000 for the nine months ended March 31, 2010, 20.3% less than the gross profit of $4,230,000 for the first nine months of fiscal year 2009. Gross profit decreased as a result of the decrease in revenue. Gross profit margin declined to 41.5% for the nine months ended March 31, 2010, compared to 44.7% for the nine months ended March 31, 2009, as a result of the change in product mix with the decreased sales of Braemar’s wireless event recorder. Cost of sales and service decreased to $4,754,000 (58.5% of sales) for the nine months ended March 31, 2010, compared to $5,244,000 (55.3% of sales) for the first nine months of fiscal year 2009. The decrease in cost of sales and service was a result of the lower sales volume and product mix in the first nine months of fiscal 2010. Cost of sales and service as a percentage of revenue increased, primarily due to lower sales volume.

          Selling, general and administrative expenses of $2,427,000 (29.9% of sales) for the nine months ended March 31, 2010 increased from $1,813,000 (19.1% of sales) for the nine months ended March 31, 2009. Selling, general and administrative expenses were higher in the first nine months of fiscal 2010 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet.

          Research and development expenditures for the first nine months of fiscal year 2010 were $1,098,000, compared to $1,214,000 in the first nine months of fiscal year 2009. Research and development expenses in fiscal year 2010 include expenditures for development of new wireless products addressing MCT patient procedures.

          No interest expense was incurred in the nine-month period ended March 31, 2010, and interest expense of $590 was posted in the nine-month period ended March 31, 2009.

          A net loss of $44,000 was posted in the first nine months of fiscal 2010, versus net income of $770,000 in the first nine months of fiscal year 2009. The decrease in net income was primarily the result of reduced revenues and legal expenses incurred in fiscal 2010. We expect to continue incur a significant level of legal expenses during the next twelve months.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $4,251,000 at March 31, 2010, compared to $4,197,000 at June 30, 2009. The increase in working capital is largely the result of the reduction in income taxes payable at March 31, 2010.

          Cash and cash equivalents were $1,852,000 at March 31, 2010, compared to $1,160,000 at June 30, 2009. The ratio of current assets to current liabilities (“current ratio”) was 4.55 to one at March 31, 2010 and 3.97 to one at June 30, 2009.

          Accounts receivable decreased to $1,351,000 at March 31, 2010, versus $2,202,000 at June 30, 2009, as a result of diminished revenues in the first nine months of fiscal 2010. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          During the first nine months of fiscal year 2010, $207,000 was used for capital expenditures, compared with $279,000 in the first nine months of fiscal year 2009. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

          Inventory decreased to $1,653,000 as of March 31, 2010, versus $1,878,000 as of June 30, 2009. The level of inventory decreased as less material was purchased due to an anticipated decline in sales over the next several months as a result of the terminated merger agreement. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities decreased to $1,198,000 at March 31, 2010, compared to $1,415,000 on June 30, 2009, primarily as a result of the decrease in income taxes payable.

          Biotel has long term liabilities consisting of deferred taxes payable totaling $329,000. Biotel has no long term debt.

          As of March 31, 2010, stockholders’ equity had decreased to $5,624,000 from $5,659,000 at June 30, 2009. The decrease in stockholders’ equity was primarily due to the Company’s net loss in the first nine months of fiscal 2010.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3: Qualitative and Quantitative Disclosure about Market Risk

          Not applicable.

Item 4: Controls and Procedures

          (a) As of March 31, 2010, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

          (b) Changes in internal controls. There were no changes in the first nine months of fiscal 2010 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Biotel Inc.

Date: May 14, 2010	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: May 14, 2010	By:	/s/ Judy E. Naus
Its: Chief Financial Officer