Form 10-K
period 2010-06-30
BIOTEL INC.
filed 2010-09-28
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-50914

BIOTEL INC.
(Exact name of registrant as specified in its Charter)

Minnesota	41-1427114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1285 Corporate Center Drive, Suite 150, Eagan, MN	55121
(Address of principal executive offices)	(Zip Code)

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

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

          Issuer’s revenues for fiscal year ended June 30, 2010 were $11,012,350.

          The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of September 24, 2010 was approximately $2,515,426.

          The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 24, 2010 was 2,783,827.

DOCUMENTS INCORPORATED BY REFERENCE

          The definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year is incorporated by reference into Part III of this annual report.

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

•

Until July 1, 2006, the Company’s King, North Carolina facility operated as Carolina Medical, Inc., a Minnesota corporation. Carolina Medical was incorporated in 1959 and became a wholly owned subsidiary of Biotel in 1998 through a series of merger transactions. This business designed, manufactured and serviced biological fluid and tissue management systems. Effective July 1, 2006, the assets of Carolina Medical were acquired by our subsidiary, Braemar, Inc.; and Carolina Medical, Inc. was dissolved on November 8, 2006. Engineering and manufacturing operations continued at the King, North Carolina facility through June 30, 2008. Effective July 1, 2008, engineering and manufacturing operations were consolidated into Braemar’s Eagan, Minnesota facility other than the retention of one engineer in Winston-Salem, North Carolina. On June 30, 2010, the Winston-Salem, North Carolina, facility was closed.

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

Investment Considerations

          Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – Factors That May Affect Future Results, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements, before making an investment decision with regard to our securities.

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

Products and Services

          Biotel’s development, manufacturing and marketing of medical devices falls into two business segments – sales and service to medical companies and sales and service to clinics and hospitals. Our wholly owned subsidiaries, Braemar and Agility, design, manufacture, test and sell medical devices and services primarily to medical companies. Braemar, through its Columbia, South Carolina facility previously operated as Advanced Biosensor, sells products and services to clinics and hospitals. Approximately 25% of our revenue is derived from servicing and repairing products, including providing spare parts.

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

Sales to Medical Companies (Continued)

          Braemar sees continued future growth in digital battery powered cardiac devices, such as Holter recorders and cardiac event recorders, including opportunities to integrate wireless technology for recording, storing and sharing data. Braemar initiated sales of wireless event recorders in June, 2008 and of wireless Fusion mobile cardiac telemetry (“MCT”) devices in June, 2010. Braemar also designs, develops and manufactures tissue management devices used in cosmetic surgery procedures, such as liposuction devices.

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

Marketing and Sales

          Approximately 90% of Biotel’s revenues for fiscal 2010 were derived from sales to OEM manufacturers. Foreign sales, primarily to Europe, accounted for about 10% of our revenues during the year ended June 30, 2010.

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

Significant Customers

          The Company had three major customers which accounted for approximately 56% and 58% of the Company’s consolidated revenues in the years ended June 30, 2010 and 2009, respectively. One of the three major customers was CardioNet, Inc. (“CardioNet”). Biotel commenced litigation against CardioNet on July 16, 2009, claiming that it had breached its merger agreement with the Company. Another major customer (“Customer B”) did not renew a distribution agreement with Biotel that expired on May 16, 2009, as required by the CardioNet merger agreement. Customer B has subsequently made additional purchases of wireless event recorders in fiscal year 2010 and has placed additional orders for wireless event recorders in fiscal year 2011 in conjunction with a revised distribution agreement. None of the major customers has indicated any intention to purchase Fusion MCT recorders or systems. (See “Factors That May Affect Future Results – Potential loss of business due to termination notices sent in accordance with requirements of terminated merger agreement,” and “Item 3. Legal Proceedings.”) As a result, the Company experienced a reduction of revenues from the sale of products to these three major customers in fiscal year 2010 versus fiscal year 2009.

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

          Braemar faces competition in its Holter recorder business from companies that produce OEM Holter recorders, such as IntriCon (formerly Datrix Corporation), GeTeMed and Kenz. Alternatively, Holter software developers and marketers may prefer to manufacture their own internally designed and developed Holter recorders, including Mortara, ScottCare and Medicomp.

          In Braemar’s event recorder business, it faces competition from a number of private event recorder manufacturing firms, such as Aerotel, TZ Medical, IMD, LifeWatch and MedNet. These companies are service providers which manufacture their own event recorders.

          Wireless MCT products competitive with Braemar devices are designed and manufactured by corporations that provide MCT services, including CardioNet, LifeWatch, Medicomp, Biomedical Systems and MedNet. Other companies have announced MCT product offerings or planned product offerings, including ScottCare and IntriCon.

          In its component business for flow transport, flow measurement and ultrasound medical devices it faces competition from other companies, such as HEI, Inc. and Plexus Corp., each of which manufacture devices for medical companies.

          Agility’s primary competitors include eResearch Technology, Inc., Biomedical Systems and other contract research organizations (“CRO’s”).

Competition (continued)

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

Research and Development

          Our aggregate research and development expenses during the fiscal years ended June 30, 2010 and 2009 amounted to approximately $1.5 million and $1.6 million, respectively. We continually seek to develop new technologies that will offer accelerated and improved research, development, testing, and manufacturing operations options to our medical device and pharmaceutical company customers. In addition to internally developing new technologies, we may, when appropriate, pursue alliances and acquire technologies and products that we believe to be commercially viable and complementary to the core technologies of our operating companies.

Employees

          As of September 28, 2010, we had 45 employees. No employees are represented by labor organizations, and there are no collective bargaining agreements. We consider relations with our employees to be good. Set forth below is a chart of our employment by business segment:

	Sales to Medical Companies	Sales to Clinics And Hospitals
Manufacturing/R&D	30	2
Sales and Marketing	4	0
General and Administrative	8	1
Total	42	3

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

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006 (“Carolina Medical”), was the subject of an environmental oversight by the North Carolina Division of Environmental and Natural Resources (the “DENR”) involving alleged ground water contamination on property that had been owned/leased by Carolina Medical for activities that occurred on the property prior to the Company’s ownership of Carolina Medical. In June 2006, the owner/landlord of the property, a partnership in which one of the partners is a Biotel director and former shareholder and officer of Carolina Medical, and Carolina Medical entered into an agreement for the early termination of the lease of the property. In the agreement, the landlord indemnified the Company for any losses it may incur in connection with environmental claims related to the property. The DENR has notified the Company that it considers the landlord to be the responsible party for the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained a binder for insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

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

Product Warranties and Service

          We provide warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. At the time a sale is recorded, we establish a provision for estimated expenses of providing service under these warranties. Non-warranty service is billed to the customer as performed. As of June 30, 2010 and 2009, our provision for warranty services was $234,430 and $186,424, respectively. The assumptions we use to estimate warranty accruals are evaluated periodically in light of actual experience and management’s estimates of future claims, and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is subjective and based on estimates, and actual experience can be different than our expectations.

Government and Other Regulation

          Biotel’s manufacturing subsidiary, Braemar, is registered with the FDA. The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the “Act”) and regulations issued or proposed thereunder, including the Safe Medical Devices Act of 1990, provide for regulation by the FDA of the marketing, design, manufacturing, labeling, packaging and distribution of medical devices. These regulations apply to many of the products that are outsourced to us for manufacture.

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

Management

          Executive officers of Biotel are as follows:

Name	Age	Position

B. Steven Springrose	61	Chief Executive Officer of Biotel; Chief Executive Officer of Braemar and Agility Centralized Research Services

Judy E. Naus	65	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

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

Factors That May Affect Future Results

          Factors that may affect our future results include, but are not limited to, the following items as well as the information in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Potential loss of business due to termination notices sent in accordance with requirements of terminated merger agreement. On April 2, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) with CardioNet pursuant to which CardioNet was to acquire our outstanding securities. In a letter dated July 14, 2009, CardioNet advised us that CardioNet was terminating the Merger Agreement. On July 16, 2009, we commenced a lawsuit claiming CardioNet breached and improperly terminated the Merger Agreement. (See “Item 3. Legal Proceedings.”) In accordance with the terms and conditions of the Merger Agreement, we terminated and did not renew several business relationships we had at the time the Merger Agreement was signed. Biotel believes its business has been negatively affected by the Merger Agreement and the actions we were required to take in accordance with the terms of the agreement. The Company’s business prospects, profitability and cash flow may be materially and adversely affected as a result of the Merger Agreement and related legal expenses.

          Three customers generated a significant portion of our revenues. Three major customers accounted for 56% and 58% of our consolidated revenues in the fiscal years ended June 30, 2010 and 2009, respectively. CardioNet, against whom we commenced a lawsuit, was one of these customers, and another was a company with whom we did not renew a distribution agreement because of the Merger Agreement described above. As a result of the Merger Agreement and its requirement for the termination of Braemar customer relationships in innovative wireless product lines, total sales to major customers in 2010 was less than in 2009. The loss of or reduction in demand for our products from major customers has had a material adverse effect on operating results and cash flow from operations.

Factors That May Affect Future Results (continued)

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

Factors That May Affect Future Results (continued)

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

          Product liability claims could damage our reputation and hurt our financial results. The use of medical products, even after regulatory approval, poses an inherent risk of product liability claims. We maintain limited product liability insurance coverage of $5,000,000 per occurrence and $5,000,000 of general aggregate liability, subject to deductibles and exclusions. Although we believe our present insurance coverage is adequate, we cannot be sure that product liability insurance will be available in the future or will be available on acceptable terms or at reasonable costs, or that such insurance will provide us with adequate coverage against potential liabilities. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain physician endorsement of our products or expand our business. If we have to pay product liability claims in excess of our insurance coverage, our financial condition could be adversely affected.

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

Factors That May Affect Future Results (Continued)

          Our business could be materially adversely impacted by risks inherent in international markets. During the 12 months ended June 30, 2010 and 2009, approximately 10.0% and 12.0%, respectively, of our revenues were generated by customers outside the United States. Approximately 90% of these customers are located in Europe. We expect that customers outside the United States will continue to account for a comparable portion of Biotel’s revenue in the future. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business. Although Europe has historically been stable, we may still be subject to the following general risks relating to international sales:

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

Factors That May Affect Future Results (Continued)

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

          Undesignated shares in our articles of incorporation could prevent or delay a change in control of us or otherwise negatively affect shareholders. Our articles of incorporation currently authorize the board of directors, without shareholder approval, to issue up to 12,000,000 shares of capital stock, of which up to 2,000,000 shares are designated as preferred stock and up to 10,000,000 shares are designated as common stock. We currently have 2,783,827 common shares outstanding. The board of directors may issue up to 2,000,000 preferred shares in one or more classes or series and with those provisions as it determines, without shareholder approval. The holders of our common stock do not have any preemptive rights. The issuance of stock with rights and preferences determined by the board of directors could make it more difficult for a third party to acquire us, dilute the stock ownership or adversely effect the rights of holders of our common stock, including voting rights.

Item 2.	PROPERTIES.

          We conduct our principal operations at leased facilities described below. We believe that our existing facilities are suitable for their use and will be adequate to meet our needs for the foreseeable future. We also believe that any additional space needed in the future will be available at commercially reasonable rates.

Entity Name; Location	Use	Square Feet Leased	Term of Lease
Braemar, Inc. 1285 Corporate Center Drive, Suite 150 Eagan, MN 55121	Production, engineering and administration	17,314	Lease expires August 31, 2011
Braemar, Inc. 400 Arbor Lake Drive, Suite B450 Columbia, SC 29223	Administration	2,903	Lease expires April 30, 2011
Agility Centralized Research Services, Inc. 2275 Half Day Road Suite 133 Bannockburn, IL 60015	Service operations	1,225	Lease expires April 30, 2013

Item 3.	LEGAL PROCEEDINGS.

          On April 2, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) with CardioNet, Inc. (“CardioNet”) pursuant to which CardioNet was to acquire the Company’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet advised the Company that it was terminating the Merger Agreement due to the Company’s breach of a covenant to withdraw and terminate a business relationship with ScottCare Corporation (“ScottCare”). On July 15, 2009, CardioNet notified the Company that the Company owed CardioNet $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. The Company believes CardioNet’s termination of the Merger Agreement was without merit. On July 16, 2009, the Company commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet breached and improperly terminated the Merger Agreement. The Company is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet submitted an answer and counterclaim denying the Company’s claims and asserting a counterclaim for the $1.4 million CardioNet claims it is owed as a result of its termination of the Merger Agreement. On February 1, 2010, CardioNet filed its Amended Answer And Counterclaims, asserting additional defenses and counterclaims against the Company. On May 28, 2010, following the completion of discovery, the Company moved for partial summary judgment dismissing CardioNet’s counterclaims and certain defenses, and that motion remains pending with the court. The case is set for a bench trial to begin on November 8, 2010.

          On September 25, 2009, LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd., the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (the ‘878 Patent) and 5,730,143 (the ‘143 Patent) commenced an action LifeWatch Patent Matter. On September 25, 2009, LifeWatch Services, Inc., and Card Guard against Braemar, Inc. (“Braemar”), and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001, alleging that Braemar and eCardio had infringed the ‘878 and ‘143 Patents. The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringes upon any patent of a third party. Braemar and eCardio have denied the allegations, and Braemar is defending the suit on behalf of both itself and eCardio. Since the action was commenced, the Plaintiffs have dismissed their claims relating to alleged infringement of the ‘878 Patent and have continued to pursue their claims relating to the alleged infringement of the ‘143 Patent.

Item 4.	RESERVED.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is traded on the Over the Counter Bulletin Board under the symbol BTEL.OB. The reported high and low bid prices for the fiscal quarters for the past two fiscal years ended June 30, 2010 and 2009 are set forth in the table below, as reported by MarketWatch.com. These quotations represent prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended 2009 – 2010	Low	High
September 30	$2.22	$4.76
December 31	$1.20	$2.90
March 31	$1.10	$1.90
June 30	$1.30	$1.80

Quarter Ended 2008 – 2009	Low	High
September 30	$2.55	$3.35
December 31	$2.00	$3.00
March 31	$1.52	$1.94
June 30	$4.40	$4.81

          As of June 30, 2010, we had approximately 400 shareholders of record of our common stock. We have not paid any cash or other dividends during our last two fiscal years, and we currently have no intention to pay dividends. The payment of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

          Unregistered Sales of Equity Securities and Use of Proceeds. Biotel did not issue any shares of capital stock during the year ended June 30, 2010.

          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2010, under the Biotel 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan. The board of directors grants qualified and non-qualified stock options to purchase shares of Biotel common stock to all eligible participants, which includes officers, directors and employees. Option prices of grants are not less than the fair market value of Biotel common stock at grant dates.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	141,000	$1.6793	509,000
Equity compensation plans not approved by securities holders	—	—	—

Total	141,000	$1.6793	509,000

Item 6.	SELECTED FINANCIAL DATA.

          Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2010 and 2009, we performed the required impairment tests of goodwill and determined our recorded goodwill had not been impaired.

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

          Biotel subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc., sell medical devices, technology and research services to medical companies. They design, manufacture, and test 24- and 48-hour Holter recorders, 30-day ECG event recorders, wireless event recorders, wireless MCT systems, and tissue extraction components; provide 24/7 clinical ECG research services and internet technologies; complete FDA, CE, and other regulatory testing; and develop, test, and manufacture other custom medical devices. These subsidiaries form a base of products and services which we believe are attractive to medical device and pharmaceutical companies, allowing accelerated and improved research, development, testing, and manufacturing operations for our customers.

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

Results of Operations

          Biotel’s net revenues for the year ended June 30, 2010, were $11,012,000, 12.9% less than net revenues of $12,640,000 for the year ended June 30, 2009. Revenue decreased in fiscal 2010 as a result of the terminated Merger Agreement described above. In accordance with the terms and conditions of the Merger Agreement, we terminated and did not renew a number of business relationships.

          Gross profit margin decreased to $4,326,000 (39.3%) for fiscal year 2010, compared to $5,525,000 (43.7%) in fiscal year 2009. Cost of sales and service decreased to $6,686,000 (60.7%) for fiscal year 2010, compared to $7,115,000 (56.3%) for fiscal year 2009. The decrease in cost of sales and service was primarily the result of the decrease in sales. Revenues on equipment sales in fiscal year 2010 were diminished, resulting in diminished gross margins as a result of semi-fixed levels of manufacturing overhead and increase in allocation of costs to product support. Gross margins vary from year to year dependent on model mix and subsidiary contributions. Biotel manages its operations to promote favorable gross margins and profitability.

          Selling and administrative expenses increased to $3,324,000 (30.2% of sales) for the year ended June 30, 2010, compared to $2,586,000 (20.5% of sales) for the year ended June 30, 2009. This increase is primarily the result of administrative expenses associated with general corporate legal fees related to the Company’s current legal proceedings (see “Item 3. Legal Proceedings”). Legal expenses for the fiscal year ended June 30, 2010 totaled $1,200,000, compared to legal expenses of $137,000 for the fiscal year ended June 30, 2009. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

Results of Operations (continued)

          Research and development expenditures for fiscal year 2010 were $1,453,000, a decrease of 9.3% compared to $1,602,000 in fiscal year 2009. The decrease resulted primarily because heavy development activities related to a new Holter product line and ER9 Wireless technology platform and product line were funded in the two previous fiscal years. Expenditures for MCT wireless product development activity in fiscal year 2010 benefited from the ER9 Wireless technology platform developed in 2009 and 2008. Biotel expects a similar level of expenditures for research and development in fiscal year 2011.

          No interest expense was posted for the year ended June 30, 2010, compared to interest expense of $590 for the year ended June 30, 2009. During the year ended June 30, 2009, interest expense was incurred only when the bank credit line was accessed.

          A net loss of $283,000 was posted for the year ended June 30, 2010, versus net income of $944,000 for the year ended June 30, 2009. The net loss was primarily the result of diminished revenues and legal fees associated with the terminated merger agreement. (See “Item 3. Legal Proceedings.”)

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements other than operating leases.

Liquidity and Capital Resources

          Working capital decreased to $4,034,000 at June 30, 2010, compared to $4,197,000 at June 30, 2009. The decrease in working capital was primarily a result of the reduction in the level of inventory required to support the decrease in equipment sales.

          Cash and cash equivalents were $1,577,000 at June 30, 2010, compared to $1,160,000 at June 30, 2009. The increase in cash and cash equivalents was influenced by many factors, including the decrease in accounts receivable and inventory and increase in accounts payable. The ratio of current assets to current liabilities (“current ratio”) decreased to 3.58 to one at June 30, 2010, compared to 3.97 to one at June 30, 2009.

          Accounts receivable decreased to $2,067,000 at June 30, 2010, versus $2,202,000 at June 30, 2009. The decrease in accounts receivable was related to decreased sales. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          In fiscal year 2010, $299,000 was used for capital expenditures, compared with $380,000 in fiscal year 2009. Levels of capital investment are expected to vary from year to year.

          Inventory decreased to $1,312,000 at June 30, 2010, compared to $1,878,000 at June 30, 2009. This decrease resulted as less material was purchased to support decreased sales levels as a result of the terminated merger agreement. (See “Item 3. Legal Proceedings.”) Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities increased to $1,565,000 at June 30, 2010, compared to $1,415,000 on June 30, 2009. The increase resulted from changes in deferred revenue and accruals for expenses.

          As of June 30, 2010 and 2009, Biotel had long term liabilities of $343,000 and $329,000, respectively, relating to the Company’s deferred income tax liability.

Liquidity and Capital Resources (continued)

          Stockholders’ equity decreased to $5,386,000 at June 30, 2010, from $5,659,000 at June 30, 2009. The decrease in stockholders’ equity was principally a result of the decrease in retained earnings due to the fiscal 2010 net loss.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

          See Financial Statements beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

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

          There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Item 9B.	OTHER INFORMATION.

          Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2010 Annual Meeting of Shareholders.

Item 11.	EXECUTIVE COMPENSATION.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2010 Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2010 Annual Meeting of Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2010 Annual Meeting of Shareholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Incorporated by reference from Biotel’s definitive proxy statement to be filed for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS.

          For a list of Exhibits filed as a part of this report, see Exhibit Index page following the signature page to this annual report on Form 10-K.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: September 28, 2010	By	/s/ B. Steven Springrose
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

/s/ B. Steven Springrose	September 28, 2010
B. Steven Springrose
(President, Chief Executive Officer and a Director)

/s/ Judy E. Naus	September 28, 2010
Judy E. Naus
(Chief Financial Officer and Chief Accounting Officer)

/s/ C. Roger Jones	September 28, 2010
C. Roger Jones
(Director)

/s/ Stanley N. Bormann	September 28, 2010
Stanley N. Bormann
(Director)

/s/ L. John Ankney	September 28, 2010
L. John Ankney
(Director)

/s/ David A. Heiden	September 28, 2010
David A. Heiden
(Director)

/s/ Spencer M. Vawter	September 28, 2010
Spencer M. Vawter
(Director)

Exhibits:

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of Biotel Inc.**
3.2	Bylaws of Biotel Inc. **
4.1	Specimen Common Stock Certificate. **
10.1	Lease Agreement dated March 1, 2006 between Braemar, Inc. and DB Quad Prairie Business Center, Inc. ****
10.2	Commercial Lease Agreement dated June 30, 2006 between Braemar, Inc. and King Investment Partners. *****
10.3	Lease Agreement dated October 1, 2005 between Advanced Biosensor, Inc. and AP Southeast Portfolio Partners, L.P., as amended. ****
10.4	Office Lease dated December 28, 2006 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza, L.L.C. ******
10.5	Asset Purchase Agreement among Biotel Inc., ACRS Acquisition Company, Daniel Pawlik and Agility Centralized Research Services, LLC. **
10.6	OEM Purchase Agreement by and between Philips Medical Systems and Braemar, Inc. dated September 1, 2003.**
10.7	Termination of Lease, Release, Hold Harmless and Indemnification Agreement dated June 30, 2006. *****
10.8	Office Lease dated April 15, 2008 between Braemar, Inc. and Jonestown Properties, L.L.C.*******
10.9	Office Lease dated March 25, 2009 between Biotel Inc. and Fontaine Business Park, LLC ********
10.10	Office Lease dated May 7, 2010 between Agility Centralized Research Services, Inc. and Bannockburn Executive Plaza LLC *
11.1	Statement regarding computation of per share earnings. ***
21.1	Subsidiaries of Biotel Inc. *
24.1	Power of Attorney (included in signature page) *
31.1	Certification of Chief Executive Officer.*
31.2	Certification of Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
**	Previously filed with Form 10-SB on October 14, 2004, Commission File No. 0-50914.
***	Previously filed with Amendment No. 2 to Form 10-SB on December 27, 2004, Commission File No. 0-50914.
****	Previously filed with Form 10-QSB on February 14, 2006, Commission File No. 0-50914.
*****	Previously filed with Form 10-KSB on September 28, 2006, Commission File No. 0-50914.
******	Previously filed with Form 10-QSB on December 31, 2006, Commission File No. 0-50914.
*******	Previously filed with Form 10-KSB on September 29, 2008, Commission File No. 0-50914.
********	Previously filed with Form 10-K on September 28, 2009, Commission File No. 0-50914.

BIOTEL INC.
REPORT ON CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009

BIOTEL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Biotel Inc.
Eagan, Minnesota

          We have audited the accompanying consolidated balance sheets of Biotel Inc. (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biotel Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis LLC

September 28, 2010
Columbia, South Carolina

BIOTEL INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,576,651	$1,160,409
Trade accounts receivable, net of allowance for doubtful accounts of $40,690 and $48,965 at June 30, 2010 and 2009, respectively	2,066,917	2,202,378
Income taxes receivable	80,501	—
Inventories, net	1,311,933	1,878,397
Deferred tax asset	316,221	250,674
Prepaid expenses	247,597	120,098

Total Current Assets	5,599,820	5,611,956

PROPERTY & EQUIPMENT, Net	985,030	1,081,314

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	13,820	13,820

Total Other Assets	709,371	709,371

	$7,294,221	$7,402,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$773,646	$557,094
Accrued payroll and related liabilities	246,576	277,803
Deferred service contract revenue	72,941	93,855
Unearned revenue	149,200	—
Other accrued expenses	322,987	283,502
Income taxes payable	—	202,265

Total Current Liabilities	1,565,350	1,414,519

LONG-TERM LIABILITIES
Deferred tax liability	343,232	329,183

COMMITMENTS AND CONTINGENCIES (See Notes 6 and 7)

Total Liabilities	1,908,582	1,743,702

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,783,827 and 2,763,827 shares issued at June 30, 2010 and 2009, respectively	27,838	27,638
Additional paid-in capital	2,168,015	2,158,638
Retained earnings	3,189,786	3,472,663

Total Stockholders’ Equity	5,385,639	5,658,939

	$7,294,221	$7,402,641

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2010	2009

SALES AND SERVICES	$11,012,350	$12,639,636

COST OF SALES AND SERVICES	6,686,055	7,114,810

GROSS PROFIT	4,326,295	5,524,826

OPERATING EXPENSES
Selling and administrative	3,324,167	2,585,932
Research and development	1,452,611	1,601,525

Total operating expenses	4,776,778	4,187,457

INCOME (LOSS) FROM OPERATIONS	(450,483)	1,337,369

OTHER INCOME (EXPENSE)
Interest income	5,665	7,298
Interest expense	—	(590)
Miscellaneous	(15,064)	12,471

Total other income (expense)	(9,399)	19,179

NET INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(459,882)	1,356,548

PROVISION (BENEFIT) FOR INCOME TAXES	(177,005)	412,611

NET INCOME (LOSS)	$(282,877)	$943,937

INCOME (LOSS) PER SHARE
BASIC	$(0.10)	$0.34
DILUTED	$(0.10)	$0.33

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(282,877)	$943,937
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	391,049	389,198
Stock-based compensation	2,077	13,044
Deferred income taxes	(51,498)	97,560
Decrease in allowance for doubtful accounts	(8,275)	(6,475)
Increase (decrease) in inventory valuation allowance	92,095	(43,453)
Loss on disposal of property and equipment	64	529
Changes in deferred and accrued amounts
Trade accounts receivable	143,736	(429,391)
Income taxes receivable	(80,501)	39,310
Prepaid expenses	(127,499)	(10,195)
Inventories	474,369	(406,781)
Trade accounts payable	216,552	(94,541)
Accrued payroll and related liabilities	(31,227)	40,300
Other accrued expenses	39,485	84,962
Unearned revenue	149,200	—
Deferred service contract revenue	(20,914)	(39,504)
Income taxes payable	(202,265)	202,265

Net cash provided by operating activities	703,571	780,765

INVESTING ACTIVITIES
Purchases of property and equipment	(299,329)	(379,945)
Proceeds from sale of property and equipment	4,500	1,614

Net cash used for investing activities	(294,829)	(378,331)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,500	—
Net change on line of credit	—	(187,146)

Net cash provided by (used for) financing activities	7,500	(187,146)

Net increase in cash and cash equivalents	416,242	215,288

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2009 and 2008	1,160,409	945,121

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2010 and 2009	$1,576,651	$1,160,409

CASH PAID FOR
Interest	$—	$621
Income Taxes	$300,693	$73,475

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2010 and 2009

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total

	Amount	Shares

Balance, June 30, 2008	$27,638	2,763,827	$2,145,594	$2,528,726	$4,701,958

Stock-based compensation	—	—	13,044	—	13,044

Net income	—	—	—	943,937	943,937

Balance, June 30, 2009	27,638	2,763,827	2,158,638	3,472,663	5,658,939

Exercise of stock options	200	20,000	7,300	—	7,500

Stock-based compensation	—	—	2,077	—	2,077

Net loss	—	—	—	(282,877)	(282,877)

Balance, June 30, 2010	$27,838	2,783,827	$2,168,015	$3,189,786	$5,385,639

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND CORPORATE ORGANIZATION

          Biotel Inc. (Parent Company) has two wholly owned subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc. Braemar, Inc. designs, manufactures and services diagnostic cardiology devices including 24- and 48-hour Holter recorders and 30-day cardiac ECG event recorders. Braemar also manufactures and services biological fluid and tissue management systems. Braemar, Inc. primarily sells to original equipment manufacturing (OEM) customers who use the Company’s products as components in their medical product lines. Braemar, Inc., through its acquisition of Advanced Biosensor Inc., integrates diagnostic Holter software with Braemar recorders and other cardiopulmonary diagnostic equipment and sells to end-users in hospitals and clinics. Agility Centralized Research Services, Inc., which was acquired by Biotel Inc. on July 1, 2004, provides 24-hour/day 7-day/week electrocardiogram (ECG) data and management services to the medical device and pharmaceutical industries, contract research and academic research organizations worldwide for cardiac safety and therapeutic evaluation purposes within clinical trials.

          The Company’s sales are both national and international.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Biotel Inc. and its wholly owned subsidiaries (collectively, the Company). Significant intercompany accounts and transactions are eliminated in consolidation.

Management estimates

Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these consolidated financial statements include those assumed in computing the allowance for doubtful receivable accounts, inventory valuation allowances, warranty reserves, analysis of goodwill for potential impairment and deferred income tax valuation allowances. Actual results could differ from those estimates.

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

Advertising and marketing

The Company follows the policy of charging the costs of advertising, except for costs associated with direct response advertising, to operating expenses as incurred. Advertising expenses totaled approximately $5,000 and $11,000 in the fiscal years ended June 30, 2010 and 2009, respectively.

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

Goodwill

The Company’s goodwill arose from the acquisition of Braemar, Inc. Goodwill is deemed to have an indefinite useful life and is subject to impairment tests performed at least annually. During 2010 and 2009, such tests of goodwill determined the recorded goodwill had not been impaired.

Service contracts

Amounts billed to customers for service contracts are recognized as income over the term of the agreements, and the associated costs are recognized as incurred. At June 30, 2010 and 2009, current liabilities include service contract revenue deferrals of approximately $73,000 and $94,000, respectively.

Warranty reserve

The Company offers warranties of up to two years to its customers depending on the specific product sold. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At June 30, 2010 and 2009, the warranty reserve totaled $234,430 and $186,424, respectively, and this amount is included in Other Accrued Expenses. The following is a reconciliation of the aggregate warranty liability as of June 30, 2010 and 2009:

	2010	2009
Balance, beginning of year	$186,424	$87,512
Claims paid	(164,724)	(94,343)
Additional warranties issued and revisions in estimates of previously issued warranties	212,730	193,255

Balance, end of year	$234,430	$186,424

Unearned revenues

Unearned revenues represent payments received from customers for products that have not yet been produced and delivered to the customers.

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

The Company’s revenue recognition complies with the accounting and disclosure requirements of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104.

Net income (loss) per common share

The Company reports both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. Potential dilutive shares consist of the stock options outstanding.

Stock options plans

The Company uses the fair value recognition provision under United States generally accepted accounting principles.

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

Recently issued accounting standards

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES

          As of June 30, 2010 and 2009, inventories consist of the following:

	2010	2009

Raw materials and supplies	$1,308,624	$1,782,903
Finished goods	231,339	235,534
Evaluation units and replacements	8,612	4,507

	1,548,575	2,022,944
Valuation allowance	(236,642)	(144,547)

	$1,311,933	$1,878,397

NOTE 4 – PROPERTY AND EQUIPMENT

          As of June 30, 2010 and 2009, property and equipment consist of the following:

	2010	2009

Machinery and equipment	$3,691,382	$3,402,351
Furniture and fixtures	34,791	34,791
Leasehold improvements	47,857	47,857

	3,774,030	3,484,999
Accumulated depreciation	(2,789,000)	(2,403,685)

	$985,030	$1,081,314

          Depreciation expense for the years ended June 30, 2010 and 2009 totaled $391,049 and $389,198, respectively.

NOTE 5 – REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (3.25% at June 30, 2010) plus .25% and expires on February 5, 2011. There was no outstanding balance on this line of credit as of June 30, 2010 and 2009.

NOTE 6 – LEASE OBLIGATIONS

          Biotel and its subsidiaries are parties to operating leases at the following locations:

          Braemar, Inc. leases its facility in Columbia, South Carolina, under a 24-month lease agreement which will expire April 30, 2011.

          Braemar, Inc. leases its facility in Eagan, Minnesota under a 66-month lease agreement which will expire August 31, 2011.

          Braemar, Inc. leased a facility in Winston-Salem, North Carolina under a 36-month lease agreement with an expiration date of June 30, 2011. Under terms of the agreement, Braemar elected to terminate the lease effective June 30, 2010.

          Agility Centralized Research Services, Inc. leases its facility in Bannockburn, Illinois, under a 36-month lease agreement which will expire April 30, 2013.

          Future minimum lease payments due under these non-cancelable operating leases as of June 30, 2010 are as follows:

For the years ending June 30,
2011	$172,135
2012	41,311
2013	18,674

$232,120

          The leases for office and manufacturing space include costs allocated by the lessor for property taxes, insurance and maintenance. Total rent expense for leased space was $246,998 and $248,786 for the years ended June 30, 2010 and 2009, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

          Carolina Medical, Inc., a subsidiary of the Company that was dissolved in November, 2006, was the subject of environmental oversight by the North Carolina Division of Environmental and Natural Resources (DENR) in Surry County, North Carolina, involving alleged ground water contamination coming from property that had been previously owned/or leased by Carolina Medical, Inc. In June, 2006, Carolina Medical entered into a Termination of Lease, Release, Hold Harmless and Indemnification with the landlord, King Investment Partners, related to any environmental matters or potential environmental matters at the King Investment Partners’ property located in King, North Carolina. In the Agreement, King Investment Partners acknowledged full and complete satisfaction of any and all past, present or future claims and causes of action, including any environmental claims related to the property, and agreed to indemnify the Company for any environmental claims related to the property. In order to protect the Company from any claim with respect to the property that may exceed the landlord’s ability to indemnify the Company, Biotel has obtained insurance to cover any liability for environmental claims that the Company may have relating to the property up to a maximum of $10 million during the ten-year period ending in 2019. The annual cost of the insurance is $16,000.

          On April 2, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) with CardioNet, Inc. (“CardioNet”) pursuant to which CardioNet was to acquire the Company’s outstanding securities for $4.82 per share. In a letter dated July 14, 2009, CardioNet advised the Company that it was terminating the Merger Agreement due to the Company’s breach of a covenant to withdraw and terminate a business relationship with ScottCare Corporation (“ScottCare”). On July 15, 2009, CardioNet notified the Company that the Company owed CardioNet $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. The Company believes CardioNet’s termination of the Merger Agreement was without merit. On July 16, 2009, the Company commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet breached and improperly terminated the Merger Agreement. The Company is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet submitted an answer and counterclaim denying the Company’s claims and asserting a counterclaim for the $1.4 million CardioNet claims it is owed as a result of its termination of the Merger Agreement. On February 1, 2010, CardioNet filed its Amended Answer And Counterclaims, asserting additional defenses and counterclaims against the Company. On May 28, 2010, following the completion of discovery, the Company moved for partial summary judgment dismissing CardioNet’s counterclaims and certain defenses, and that motion remains pending with the court. The case is set for a bench trial to begin on November 8, 2010.

          On September 25, 2009, LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd., the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (the ‘878 Patent) and 5,730,143 (the ‘143 Patent) commenced an action LifeWatch Patent Matter against Braemar, Inc. (“Braemar”), and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001, alleging that Braemar and eCardio had infringed the ‘878 and ‘143 Patents. The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringes upon any patent of a third party. Braemar and eCardio have denied the allegations, and Braemar is defending the suit on behalf of both itself and eCardio. Since the action was commenced, the Plaintiffs have dismissed their claims relating to alleged infringement of the ‘878 Patent and have continued to pursue their claims relating to the alleged infringement of the ‘143 Patent.

          Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 8 – SIGNIFICANT CUSTOMER CONCENTRATIONS

          Credit sales are made to the Company’s customers in the ordinary course of business. Generally, these sales are unsecured. The Company had three major customers which accounted for approximately 56% and 58% of the Company’s consolidated revenues in the years ended June 30, 2010 and 2009, respectively.

          Accounts receivable due from these customers at June 30, 2010 and 2009 totaled approximately $1,341,000 and $1,441,000, respectively.

NOTE 9 – STOCK OPTIONS

          Biotel Inc. adopted an incentive compensation plan for board designated personnel on November 15, 2001, by amending the “Biosensor Corporation 1999 Incentive Compensation Plan.” Under this plan, the number of common shares subject to outstanding awards shall not exceed the greater of 650,000 shares or 15% of the aggregate number of common shares outstanding. Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of June 30, 2010 Biotel Inc. had 141,000 options outstanding, and as of June 30, 2009, Biotel Inc. had 211,000 options outstanding. Currently, option prices range from $.625 to $2.05 per share with a weighted average remaining contract life of 3.20 years. During the year ended June 30, 2010, 20,000 options were exercised. During the year ended June 30, 2009, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time they are awarded. No options may be awarded with an expiration greater than 10 years. The compensation cost charged against income for this plan was $2,077 and $13,044 for the years ended June 30, 2010 and 2009, respectively.

          A summary of the activity under the Company’s plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2008	211,000	$1.3635	203,500	$1.5214

Granted	145,000	2.0472
Expired	(25,000)	1.8200
Cancelled	(120,000)	2.0000

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

Exercised	(20,000)	0.3750
Expired	(50,000)	2.0500

Balance at June 30, 2010	141,000	$1.6793	133,500	$1.6537

NOTE 10 – INCOME TAXES

          The components of the provision (benefit) for income taxes are as follows for the years ended June 30, 2010 and 2009:

	2010	2009

Current provision (benefit) for taxes	$(60,570)	$315,051
Change in deferred tax assets and liabilities	(51,498)	97,560
Research and development tax credits	(65,000)	—

Total provision (benefit)	$(177,068)	$412,611

          A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2010	2009

Computed at the federal statutory rate	-34.0%	34.0%
State income taxes	-3.3%	3.3%
Manufacturer’s deduction	—	-2.1%
Other	-1.2%	-4.8%

	-38.5%	30.4%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax accounts as of June 30, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets (liabilities) applicable to:
Allowance for doubtful accounts	$16,000	$19,100
Inventory reserves	92,300	56,400
Warranty reserves	91,400	72,700
Accruals	65,600	63,100
Depreciation	(215,900)	(249,400)
Goodwill	(252,800)	(221,400)
Net operating loss carryforwards	230,000	232,000
Other	73,805	76,407

	100,405	48,907
Less valuation allowance	127,416	127,416

Deferred tax liability	$(27,011)	$(78,509)

NOTE 10 – INCOME TAXES (continued)

          The deferred tax amounts presented above have been classified on the accompanying consolidated balance sheets as of June 30, 2010 and 2009 as follows:

	2010	2009
Current asset	$316,221	$250,674
Long-term liability	(343,232)	(329,183)
	$(27,011)	$(78,509)

          Valuation allowances are established when necessary to reduce deferred tax assets to the amount management expects is more likely than not to be realized. This determination is made annually by management based on the anticipated level of taxable income in future years. During the years ended June 30, 2010 and 2009, management recorded a valuation allowance of $127,416 for the deferred tax asset that was more likely than not to be realized in future periods. The valuation allowance at June 30, 2010 and 2009, related to a portion of the federal net operating loss carryforwards from which the Company was not expecting to realize the benefit due to Internal Revenue Code section 382 limitations relating to a prior transaction executed by the Company.

          At June 30, 2010, the Company had federal net operating loss carryforwards totaling $422,000, which expire on various dates through 2020. The Company also had state net operating loss carryforwards totaling $1,312,000, which expire on various dates through 2026.

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted net income (loss) per common share as of June 30, 2010, was 2,774,676. In computing dilutive net loss per common share as of June 30, 2010, common shares issuable upon exercise of employee stock options (see Note 9) have not been included in the computation because their inclusion would have had an antidilutive effect. The weighted average number of shares used in the computation of basic and diluted net income (loss) per common share as of June 30, 2009, was 2,763,827 and 2,854,822, respectively.

NOTE 12 – EMPLOYEE BENEFITS PLANS

          Biotel Inc. has a 401(k) plan covering substantially all of its employees. Company contributions for the fiscal years ended June 30, 2010 and 2009, totaled $78,165 and $71,047, respectively.

NOTE 13 – OPERATIONS AND INDUSTRY SEGMENTS

          The Company reports on two segments of business: OEM Medical Equipment Sales and Service and Direct Medical Equipment Sales and Service. The industry segment information corresponds with the Company’s different customer and product types.

          In calculating segment information, certain corporate operating expenses incurred for the benefit of all segments are included on an allocated basis. The corporate profit amount includes non-allocable general corporate expenses, interest expense and other income.

	2010
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$9,533,818	$459,335	$—	$9,993,153
International revenues	867,648	151,549	—	1,019,197
Revenues from external customers	10,401,466	610,884	—	11,012,350
Intersegment revenues	—	—	—	—
Interest expense	—	—	—	—
Income tax expense	(9,065)	42,568	(210,508)	(177,005)
Depreciation	371,029	—	20,020	391,049
Segment profit	7,170	66,581	(356,628)	(282,877)
Goodwill	695,551	—	—	695,551
Total segment assets	5,024,853	77,743	2,191,625	7,294,221
Purchases of property and equipment	293,249	—	6,080	299,329

	2009
	OEM Medical Sales & Service	Direct Medical Sales & Service	Corporate	Totals

Domestic revenues	$10,579,765	$585,381	$—	$11,165,146
International revenues	1,380,139	94,351	—	1,474,490
Revenues from external customers	11,959,904	679,732	—	12,639,636
Intersegment revenues	27,734	(27,734)	—	—
Interest expense	—	—	590	590
Income tax expense	544,605	71,902	(203,896)	412,611
Depreciation	360,908	5,404	22,886	389,198
Segment profit	832,112	102,506	9,319	943,937
Goodwill	695,551	—	—	695,551
Total segment assets	5,844,166	64,680	1,493,795	7,402,641
Purchases of property and equipment	374,811	—	5,134	379,945

NOTE 14 – SUBSEQUENT EVENTS

          The Company has evaluated events and transactions through the SEC filing date for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events to disclose.