Form 10-K/A
period 2010-06-30
BIOTEL INC.
filed 2010-10-28
CIK 1300128

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

Registrant’s Telephone Number, Including Area Code: (651) 286-8620

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

          Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically or posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of December 31, 2009, was approximately $2,342,844.

          The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of September 24, 2010 was 2,783,827.

BIOTEL INC. AND SUBSIDIARIES

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A amends Biotel Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 28, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of including the information required in Part III of Form 10-K as we no longer anticipate filing our proxy statement for the 2010 annual meeting within 120 days of June 30, 2010.

          With the exception of the inclusion of information required by Part III, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to September 28, 2010.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

          Our directors and executive officers as of October 26, 2010 are as follows:

Name	Age	Position

B. Steven Springrose	61	Director and Chief Executive Officer of Biotel and Agility Centralized Research Services

C. Roger Jones	72	Director and Chairman

Stanley N. Bormann	69	Director

L. John Ankney	81	Director

David A. Heiden	62	Director

Spencer W. Vawter	73	Director

Judy E. Naus	65	Chief Financial Officer of Biotel; Vice President and Chief Financial Officer of Braemar

          B. Steven Springrose has served as Biotel’s President and Chief Executive Officer since July 2003, as Secretary since 1982, and as a director since 1982. Mr. Springrose also serves as Agility Centralized Research Services’ Chief Executive Officer. Mr. Springrose was employed in a management position with Biotel from 1982 through 1998 and in a management position with Braemar, Inc. from January 1999 to November 1999. Mr. Springrose served as an independent contractor for pacemaker sales from 2000 to 2003. Mr. Springrose earned his bachelor of science degree from the University of Minnesota and a master of science degree from Washington University in St. Louis, Missouri, in biomedical engineering. He also earned an MBA from the University of St. Thomas and holds three patents.

          C. Roger Jones has served on Biotel’s board of directors since 1998 and currently serves as the Chairman of the Board. Mr. Jones currently serves as an independent consultant to various medical related businesses. He previously served as President and Chief Operating Officer of Carolina Medical from 1985 to 1989. From 1970 to 1985, he was Vice President of Sales and Marketing for Carolina Medical, where he also served in various other capacities since 1961. He has been Chairman of Eagle Company, Inc., a private company, since 1988.

          Stanley N. Bormann has served on Biotel’s board of directors since 1999. Mr. Bormann served as the President of Braemar, Inc. from 1989 until he retired in October 2002. He continues to serve as a consultant to Braemar and Biotel. Mr. Bormann received a bachelor of science degree in mechanical engineering from the University of Minnesota in 1964, with additional credits in business disciplines. Prior to his employment at Biotel, Mr. Bormann held positions at Honeywell International, Inc. in manufacturing engineering and with Control Data Corporation in engineering, field operation, product development and marketing.

          L. John Ankney has served on Biotel’s board of directors since 1998. Mr. Ankney has acted as an independent consultant to several companies since 1993. He served as President and Director from 1970 through 1993 for Transnational Electronic and Funding Corporation, a private investment, venture capital and management consulting company. Mr. Ankney also served as a Director of Digilog, Inc., a public company, from 1974 to 1989. He graduated from the Capitol Institute of Technology and earned a Master of Business and Public Administration degree from Southeastern University in Washington, D.C.

          David A. Heiden has served on Biotel’s board of directors since 1998. Since 2007, Mr. Heiden has been serving as Corporate President and Chief Operating Officer of Video Display Corporation, a public company (VIDE). From 1999 to 2007, Mr. Heiden was Executive Vice President of Video Display Corporation. From 1989 to 1998 he was President and CEO of Urological Care America, Inc., a private company that assisted urology practices in the managed care environment. He served as President and CEO of Lithotripter Technologies of the Americas from 1985 to 1989. Prior to that he was the Vice President of Marketing and Sales for Dornier Medical Systems, a private company.

          Spencer M. Vawter has served on Biotel’s board of directors since 1998. Mr. Vawter is currently a private consultant to several companies. He retired in 2002 from his position as Vice President of Argonaut Technologies Systems Inc., a position he had held since 2001. Argonaut Technologies Systems Inc. is a public company that develops and markets software automation products for the chemical laboratory market (AGNT). Between 1995 and 2001, Mr. Vawter served as President and CEO of Camile Products, LLC, a developer and producer of chemical laboratory automation equipment and software. Camile Products, LLC was acquired by Argonaut Technologies Systems, Inc. in 2001, whereupon Mr. Vawter assumed his duties there. Previously, Mr. Vawter served as President and Chief Executive Officer of several private urology, ultrasound and medical companies, including Mentor Urology, Avalon Technology, Biosound, and various divisions of Boehringer Mannhiem. He was also Senior Vice President of Bio-Dynamics and Director of Medical Instrumentation for the American Medical Association. Mr. Vawter holds a bachelor of arts degree from Franklin College, Franklin, Indiana, and a master of science degree from DePaul University, Chicago, Illinois.

          Judy E. Naus has served as the Chief Financial Officer of Biotel since November 2003. She also serves as the Chief Financial Officer and Vice President of Braemar, a position she has held since 1997. Ms. Naus holds a bachelor of arts degree in business administration/accounting from Augsburg College in Minneapolis, Minnesota and has been employed with Braemar since 1977.

Audit Committee

          Spencer M. Vawter (Chairperson), L. John Ankney and David A. Heiden are the current members of the audit committee of the board of directors. Each is an “independent member,” as that term is defined in the rules promulgated by the Nasdaq Stock Market. The audit committee represents the board in discharging its responsibilities relating to our accounting, reporting and financial control practices. The audit committee has general responsibility for review with management of our financial controls, accounting, and audit and reporting activities. It annually reviews the qualifications and engagement of our independent accountants, makes recommendations to the board as to their selection, reviews the scope, fees and results of their audit and reviews their management comment letters. Mr. Ankney is a “financial expert,” as that term is used in the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of reports filed with the Securities and Exchange Commission by our directors and executive officers regarding their ownership and transactions in our common stock and written representations from those officers and directors, we believe that, with the exceptions of late Form 4 filings by Mr. Steven Springrose on October 7, 2010, Mr. David Heiden on December 17, 2009 and Ms. Judy Naus on October 12, 2010, each executive officer and director complied with all filing requirements in a timely manner under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended June 30, 2010.

Code of Business Conduct and Ethics

          Each of Biotel’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the board of directors. The code is available on our website at www.biotelinc.com. Any amendments to or waivers from the code will be posted on Biotel’s website. Information on our website does not constitute part of this annual report.

Item 11.	EXECUTIVE COMPENSATION.

          The following table presents summary information for the two fiscal years ended June 30, 2010 and June 30, 2009 concerning the compensation earned by our Chief Executive Officer and other executive officers and two highest compensated employees whose salary and bonus were in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation(2)	Total

B. Steven Springrose	2010	$215,280	$24,489	$—	$—	$239,769
President and Chief Executive Officer	2009	$207,563	$40,762	$3,000	$—	$251,325
of Biotel and Chief Executive Officer of
Agility Centralized Research Services

Harold A. Strandquist	2010	$101,834	$43,748	$—	$12,797	$158,379
Executive Vice President of Biotel,	2009	$133,809	$55,602	$2,500	$1,000	$192,911
Sales, Marketing and Business Development

Judy E. Naus	2010	$130,005	$21,770	$—	$—	$151,775
Chief Financial Officer of Biotel and	2009	$122,733	$11,500	$30,750	$—	$164,983
Vice President and Chief Financial Officer
of Braemar

Paul D. Brinda	2010	$141,870	$20,000	$—	$—	$161,870
Chief Operating Officer of Braemar	2009	$94,413	$6,675	$20,100	$—	$121,188

Kelly W. Charon	2010	$92,000	$—	$—	$52,858	$144,858
Director of Sales and Marketing of Braemar	2009	$75,425	$—	$—	$65,052	$140,477

(1)	Options Awards are reported at Fair Market Value on date issued.
(2)	All Other Compensation reflects Commissions, Auto Allowance and Earned Vacation paid on termination.

Incentive Compensation Plan:

          The Company’s Incentive Compensation Plan was designed to provide an incentive for executives to achieve and surpass targeted performance goals. The Company’s executive officers participate in this plan, and the annual bonus amount for each participant is based on one or more Company-wide performance measures as well as individual performance objectives. The Compensation Committee normally establishes the target level for performance-based cash incentive compensation based on the Company’s internal budget targets, which are reviewed and approved by the Board of Directors. Individual performance objectives are established based on the position requirements for each executive.

Employment Agreements:

          The Company entered into an Executive Employment Agreement with B. Steven Springrose, Biotel President and Chief Executive Officer, for the three-year period commencing July 1, 2008. Under the terms of the agreement, Mr. Springrose is to receive an annual base salary commencing as of July 1, 2008 of $207,000 subject to annual review and modification by the Board of Directors upon recommendation of the Compensation Committee. The agreement provides an 18-month severance package in the event of either termination without cause or termination following change of control. The agreement also provides a $500,000 life insurance policy plus continued health care insurance for a CEO-designated beneficiary in the event of the CEO’s death during the contract period. Commencing January 1, 2010, the Agreement was extended for a period of three years.

          The Company entered into an Executive Employment Agreement with Judy E. Naus, Biotel Chief Financial Officer and Braemar Vice President and Chief Financial Officer, for a three-year period commencing November 15, 2008. Under the terms of the agreement, Ms. Naus is to receive an annual base salary commencing November 15, 2008, of $128,400 subject to annual review and modification by the Board of Directors upon recommendation of the Compensation Committee. The agreement provides a six-month severance package in the event of termination without cause and a 12-month severance package in the event of termination following change of control. Commencing January 1, 2010, the Agreement was extended for a period of three years.

          The Company entered into an Executive Employment Agreement with Paul D. Brinda, Braemar Chief Operating Officer, for a three-year period commencing October 30, 2008. Under the terms of the agreement, Mr. Brinda is to receive an annual base salary commencing October 30, 2008 of $140,000 subject to annual review and modification by the Board of Directors upon recommendation of the Compensation Committee. The agreement provides a three-month severance package in the event of termination without cause and a six-month severance package in the event of termination following change of control. Commencing January 1, 2010, the Agreement was extended for period of three years. Effective October 30, 2010, the Agreement was amended to provide a six-month severance package in the event of termination without cause and a 12-month severance package in the event of termination following change of control.

          The Company entered into an Executive Employment Agreement with Suncica Kurzeder, Agility Executive Vice President, for a three-year period commencing January 1, 2010. Under the terms of the agreement, Ms. Kurzeder is to receive an annual base salary commencing January 1, 2010 of $106,080 subject to annual review and modification by the Board of Directors upon recommendation of the Compensation Committee. The agreement provides a three-month severance package in the event of termination without cause and a six-month severance package in the event of termination following change of control.

OUTSTANDING EQUITY AWARDS AS OF JUNE 30, 2010

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

B. Steven Springrose	60,000	—	$2.050	1/8/2014

Judy E. Naus	15,000	—	$2.050	1/8/2014

Paul D. Brinda	2,500	7,500	$2.010	10/30/2013

Kelly W. Charon	10,000	—	$1.900	9/26/2011

Board of Director Compensation

          Upon an initial election to the board of directors, a director typically receives a one-time option grant of 10,000 shares of common stock. The chairman of the board of directors receives annual compensation of $6,000 for board services. The other non-employee directors each receive annual compensation of $4,000 for board services, including any committee service. B. Steven Springrose, the only employee director, does not receive any compensation other than his compensation package as an employee of Biotel and the initial stock option grant. The directors are also reimbursed for travel, lodging and other reasonable expenses incurred in attending board of directors or committee meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total

C. Roger Jones	$6,000	$6,000

L. John Ankney	$4,000	$4,000

Stanley N. Bormann	$4,000	$4,000

David A. Heiden	$4,000	$4,000

Spencer M. Vawter	$4,000	$4,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          As of October 25, 2010, 2,783,827 shares of our common stock were outstanding. Each common share is entitled to one vote.

          Information as to the name, address and stockholdings of: (i) each person known by Biotel to be a beneficial owner of more than five percent of our common stock; (ii) each director and nominee for election to the board of directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) by all executive officers and directors, as a group, as of October 25, 2010 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

B. Steven Springrose	263,811	(2)	9.5%

Judy E. Naus	46,000	(3)	1.7%

L. John Ankney	10,000	(4)	*

Stanley N. Bormann	28,750	(5)	1.0%

David A. Heiden	10,000		*

C. Roger Jones	225,626		8.1%

Spencer M. Vawter	26,000	(6)	*

Donna Horschmann Moyer(7)	290,830		10.5%

Charles Moyer(8)	266,830		9.6%

Cardiac Science Corporation(9)	180,628		6.5%
3303 Monte Villa Parkway
Bothell, WA 98021

Elk Corporation (10)	180,000		6.5%
1-15 Higashikoraibashi Chuo Ku
Osaka, Japan

All directors and executive officers	610,187	(11)	21.9%
as a group (7 persons)

*	Less than one percent.
(1)	Unless otherwise described, the address of the beneficial owner is 1285 Corporate Center Drive, Suite 150, Eagan, Minnesota 55121.
(2)	Includes options for the purchase of 60,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.
(3)	Includes options for the purchase of 15,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.
(4)	Includes options for the purchase of 10,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.
(5)	Includes options for the purchase of 10,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.

(6)	Includes options for the purchase of 16,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.
(7)	Based on information contained in a report on Schedule 13G filed with the Securities and Exchange Commission on February 18, 2005 bv Donna Horschmann Moyer.
(8)	Based on information contained in a report on Schedule 13G filed with the Securities and Exchange Commission on February 18, 2005 bv Charles Moyer.
(9)

Cardiac Science Corporation is a public company (CSCX). Based on publicly available information, Cardiac Science has no controlling shareholder. Therefore, the vote of Biotel shares owned by Cardiac Science Corporation is made by an appointed officer of Cardiac Science Corporation.

(10)	Elk Corporation is a company traded on the Osaka Stock Exchange in Japan.
(11)	Includes options for the purchase of 111,000 shares of common stock that are currently exercisable or will become exercisable within 60 days of October 25, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER BIOTEL’S EQUITY COMPENSATION PLAN

          The following table sets forth certain information about Biotel common stock that may be issued upon exercise of options as of June 30, 2010 under the 2001 Incentive Compensation Plan, which is Biotel’s only equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	141,000	$1.6793	509,000
Equity compensation plans not approved by securities holders	—	$—	—

Total	141,000	$1.6793	509,000

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

          Biotel had no related party transactions during fiscal year 2010.

Board of Directors

          The current members of our board of directors are B. Steven Springrose, L. John Ankney, Stanley N. Bormann, David A. Heiden, C. Roger Jones and Spencer M. Vawter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

          The following table presents fees for professional services rendered by Elliott Davis, LLC for the audit of Biotel’s financial statements for the fiscal years ended June 30, 2010 and June 30, 2009, and fees billed by Elliott Davis, LLC for other services during those periods:

	2010	2009
Audit Fees	$58,700	$59,800
Audit Related Fees	3,302	4,042
Tax Fees	9,775	9,300
All Other Fees	1,967	7,972
Total	$73,744	$81,114

          Audit Fees were for professional services for auditing and reviewing Biotel’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

          Audit Related Fees were for professional services related to auditing and reviewing Biotel’s financial statements, including advising Biotel as to complying with accounting policies and transactional planning.

          Tax Fees were for professional services for tax planning and compliance.

          All Other Fees were for professional services not applicable to the other categories.

Approval of Independent Auditors’ Services

          The audit committee meets prior to filing Form 10-K to approve the filing. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work, and approves the engagement of the independent auditors before the independent auditors are engaged. All fees paid to the independent auditors are pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3) Exhibits.

Exhibit No.	Description of Exhibits

24.1 *	Power of Attorney

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included on signature page to Form 10-K filed on September 28, 2010.
† Filed herewith.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date:	October 28, 2010	By	/s/ B. Steven Springrose
B. Steven Springrose, President
and Chief Executive Officer

          In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. Steven Springrose	October 28, 2010
B. Steven Springrose
(President, Chief Executive Officer
and a Director)

/s/ Judy E. Naus	October 28, 2010
Judy E. Naus
(Chief Financial Officer
and Chief Accounting Officer)

/s/ C. Roger Jones*	October 28, 2010
C. Roger Jones
(Director)

/s/ Stanley N. Bormann*	October 28, 2010
Stanley N. Bormann
(Director)

/s/ L. John Ankney*	October 28, 2010
L. John Ankney
(Director)

/s/ David A. Heiden*	October 28, 2010
David A. Heiden
(Director)

/s/ Spencer M. Vawter*	October 28, 2010
Spencer M. Vawter
(Director)

/s/ Judy E. Naus
* By Judy E. Naus, Attorney-in-fact

EXHIBITS INDEX

Exhibit No.

24.1 *	Power of Attorney

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included on signature page to Form 10-K filed on September 28, 2010.