Form 10-Q
period 2010-09-30
BIOTEL INC.
filed 2010-11-15
CIK 1300128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010.

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

Large accelerated filer ☐Accelerated filer☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of November 12, 2010, was 2,783,827.

BIOTEL INC. INDEX

i

Part I

Item 1: Financial Information

BIOTEL INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 Unaudited	June 30, 2010 *
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,811,705	$1,576,651
Trade accounts receivable, net of allowance for doubtful accounts of $40,690 at September 30 and June 30, 2010	1,994,516	2,066,917
Income taxes receivable	78,104	80,501
Inventories, net	1,379,709	1,311,933
Deferred tax asset	316,221	316,221
Prepaid expenses	267,883	247,597

Total Current Assets	5,848,138	5,599,820

PROPERTY & EQUIPMENT, Net	954,509	985,030

OTHER ASSETS
Goodwill	695,551	695,551
Other assets	12,400	13,820

Total Other Assets	707,951	709,371

	$7,510,598	$7,294,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$809,845	$773,646
Accrued payroll and related liabilities	196,521	246,576
Deferred service contract revenue	63,330	72,941
Unearned revenue	58,100	149,200
Other accrued expenses	326,779	322,987
Income taxes payable	106,065	—

Total Current Liabilities	1,560,640	1,565,350

LONG-TERM LIABILITIES
Deferred tax liability	343,232	343,232

COMMITMENTS AND CONTINGENCIES (See Note 9)

Total Liabilities	1,903,872	1,908,582

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 stated value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 stated value; 10,000,000 shares authorized; 2,783,827 shares issued at September 30, 2010 and June 30, 2010	27,838	27,838
Additional paid-in capital	2,168,535	2,168,015
Retained earnings	3,410,353	3,189,786

Total Stockholders’ Equity	5,606,726	5,385,639

	$7,510,598	$7,294,221

*Derived from the 10K for the year ended June 30, 2010.

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	For the three months ended September 30,
	2010	2009

SALES AND SERVICES	$3,123,814	$3,263,307

COST OF SALES AND SERVICES	1,789,124	1,966,770

GROSS PROFIT	1,334,690	1,296,537

OPERATING EXPENSES
Selling and administrative	702,749	666,365
Research and development	302,353	406,869

Total operating expenses	1,005,102	1,073,234

INCOME FROM OPERATIONS	329,588	223,303

OTHER INCOME (EXPENSE)
Interest income	1,434	1,424
Miscellaneous	(1,157)	(14,250)

Total other income (expense)	277	(12,826)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	329,865	210,477

PROVISION FOR INCOME TAXES	109,298	82,322

NET INCOME	$220,567	$128,155

INCOME PER SHARE
BASIC	$0.08	$0.05
DILUTED	$0.08	$0.04

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$220,567	$128,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102,525	93,911
Stock-based compensation	520	519
Deferred income taxes	—	(308)
Decrease in refundable income taxes	2,397	—
Decrease in allowance for doubtful accounts	—	9,924
Increase (decrease) in inventory valuation allowance	22,307	(750)
Loss on disposal of property and equipment	1,157	—
Changes in deferred and accrued amounts
Trade accounts receivable	72,401	365,870
Prepaid expenses	(20,286)	(210,693)
Inventories	(90,083)	308,857
Other assets	1,420	—
Trade accounts payable	36,199	47,769
Accrued payroll and related liabilities	(50,055)	(59,665)
Other accrued expenses	3,792	(23,770)
Unearned revenue	(91,100)	—
Deferred service contract revenue	(9,611)	(11,159)
Income taxes payable	106,065	(197,178)

Net cash provided by operating activities	308,215	451,482

INVESTING ACTIVITIES
Purchases of property and equipment	(75,511)	(60,036)
Proceeds from sale of property and equipment	2,350	750

Net cash used for investing activities	(73,161)	(59,286)

Net increase in cash and cash equivalents	235,054	392,196

CASH AND CASH EQUIVALENTS AS OF JUNE 30, 2010 and 2009	1,576,651	1,160,409

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30, 2010 and 2009	$1,811,705	$1,552,605

CASH PAID FOR
Interest	$—	$—
Income Taxes	$—	$279,500

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2010 and 2009

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Amount	Shares			Total

Balance, June 30, 2009	$27,638	2,763,827	$2,158,638	$3,472,663	$5,658,939

Stock-based compensation	—	—	519	—	519

Net income	—	—	—	128,155	128,155

Balance, September 30, 2009	$27,638	2,763,827	$2,159,157	$3,600,818	$5,787,613

Balance, June 30, 2010	$27,838	2,783,827	$2,168,015	$3,189,786	$5,385,639

Stock-based compensation	—	—	520	—	520

Net income	—	—	—	220,567	220,567

Balance, September 30, 2010	$27,838	2,783,827	$2,168,535	$3,410,353	$5,606,726

See notes to consolidated financial statements which are an integral part of these statements.

BIOTEL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

          The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended June 30, 2010, filed by Biotel Inc. (the “Company”) on September 28, 2010.

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

NOTE 2 – INVENTORIES

          As of September 30, 2010 and June 30, 2010, inventories consist of the following:

	September 30, 2010	June 30, 2010

Raw materials and supplies	$1,441,336	$1,308,624
Finished goods	188,630	231,339
Evaluation units and replacements	8,693	8,612

	1,638,659	1,548,575
Valuation allowance	(258,950)	(236,642)

	$1,379,709	$1,311,933

NOTE 3 – WARRANTY RESERVE

          Biotel provides warranties against defects in materials and workmanship in our products. Warranty periods for our products range from 90 days to two years. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties based on recorded sales. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed our expectations. The Company periodically assesses the adequacy of its recorded liability and adjusts the balance as necessary. At September 30, 2010 and June 30, 2010, the warranty reserve totaled $236,225 and $234,430, respectively. Warranty reserve is included in Other Accrued Expenses. The following is a reconciliation of the aggregate reserve for warranty liability as of September 30, 2010 and 2009.

	September 30, 2010	September 30, 2009
Beginning of Period, June 30, 2010 and 2009	$234,430	$186,424

Claims Paid	(68,868)	(20,956)
Additional warranties issued and revisions in estimates of previously issued warranties	70,663	21,984

End of Period, September 30, 2010 and 2009	$236,225	$187,452

NOTE 4 – STOCK-BASED COMPENSATION

          The Company accounts for compensation cost under its stock option plan in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC).

          Options to purchase shares of the Company’s common stock are granted at a price not less than 100% of the fair market value of the common stock, as determined by the Board of Directors using the best available market data, on the date the options are granted. As of September 30, 2010 and 2009, Biotel Inc. had 141,000 and 211,000 outstanding options, respectively. Currently, option prices range from $.625 to $2.05 per share with a weighted average remaining contract life of 2.91 years. During the three months ended September 30, 2010 and 2009, no options were exercised. Option vesting and expiration is determined by the Board of Directors at the time the options are awarded. No options may be awarded with an expiration greater than 10 years.

          A summary of the activity under the Company’s option plan is as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2009	211,000	$1.6391	198,500	$1.6171

Balance at September 30, 2009	211,000	$1.6391	201,000	$1.6206

Balance at June 30, 2010	141,000	$1.6793	133,500	$1.6537

Balance at September 30, 2010	141,000	$1.6793	133,500	$1.6537

          The total intrinsic value of options outstanding and exercisable at September 30, 2010 was $0.

NOTE 5 – INCOME TAXES

          The components of the provision for income taxes are as follows for the three months ended September 30, 2010 and 2009:

	2010	2009

Current provision for taxes	$109,298	$82,322

          A reconciliation of income tax provision at the statutory rate to the Company’s effective rate is as follows:

	2010	2009

Computed at the federal statutory rate	34.0%	34.0%
State income taxes	3.3%	3.3%
Other	(4.2%)	1.8%

	33.1%	39.1%

NOTE 6 – EARNINGS PER SHARE OF COMMON STOCK

          The weighted average number of shares used in the computation of basic and diluted income per common share for the three months ended September 30, 2010 were 2,783,827 and 2,745,447, respectively, and for the three months ended September 30, 2009 were 2,763,827 and 2,865,726, respectively.

NOTE 7 – REVOLVING LINE OF CREDIT

          The Company has a $1,500,000 credit line with a bank. The line bears interest at the bank’s prime rate (3.25% at September 30, 2010) plus .25%. The line of credit was renewed on February 5, 2010 and will expire on February 5, 2011. There was no outstanding balance on this line of credit as of September 30, 2010 and 2009.

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

	Three months ended September 30, 2010
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,749,115	$112,051	$—	$2,861,166
International revenues	248,041	14,607	—	262,648
Revenues from external customers	2,997,156	126,658	—	3,123,814
Income tax provision	81,476	1,936	25,886	109,298
Depreciation and amortization	101,225	—	1,300	102,525
Segment profit	167,538	2,779	50,250	220,567
Goodwill	695,551	—	—	695,551
Total segment assets	5,007,884	73,877	2,428,837	7,510,598
Purchase of property and equipment	75,511	—	—	75,511

	Three months ended September 30, 2009
	OEM Medical Sales & Services	Direct Medical Equipment Sales	Corporate	Totals

Domestic revenues	$2,951,176	$106,975	$—	$3,058,151
International revenues	177,937	27,219	—	205,156
Revenues from external customers	3,129,113	134,194	—	3,263,307
Income tax provision (credit)	116,616	7,961	(42,255)	82,322
Depreciation and amortization	88,990	—	4,921	93,911
Segment profit (loss)	196,800	13,381	(82,026)	128,155
Goodwill	695,551	—	—	695,551
Total segment assets	5,176,267	57,088	2,053,957	7,287,312
Purchase of property and equipment	59,186	—	850	60,036

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

          On April 2, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) with CardioNet, Inc. (“CardioNet”) pursuant to which CardioNet was to acquire the Company’s outstanding securities for $4.82 per share (approximately $14 million in cash). In a letter dated July 14, 2009, CardioNet advised the Company that it was terminating the Merger Agreement due to the Company’s breach of a covenant to withdraw and terminate a business relationship with ScottCare Corporation (“ScottCare”). On July 15, 2009, CardioNet notified the Company that the Company owed CardioNet $1.4 million for a termination fee and expenses as a result of CardioNet’s termination of the Merger Agreement. The Company believes CardioNet’s termination of the Merger Agreement was without merit. On July 16, 2009, the Company commenced a lawsuit in Hennepin County District Court, State of Minnesota, claiming CardioNet breached and improperly terminated the Merger Agreement. The Company is seeking specific performance and damages. On August 3, 2009, the case was removed to the United States District Court, District of Minnesota. On September 4, 2009, CardioNet submitted an answer and counterclaim denying the Company’s claims and asserting a counterclaim for the $1.4 million CardioNet claims it is owed as a result of its termination of the Merger Agreement. On February 1, 2010, CardioNet filed its Amended Answer And Counterclaims, asserting additional defenses and counterclaims against the Company. On May 28, 2010, following the completion of discovery, the Company moved for partial summary judgment dismissing CardioNet’s counterclaims and certain defenses, and that motion remains pending with the court. On November 5, 2010, CardioNet and the Company entered into a second Merger Agreement (the “2010 Merger Agreement”) and a Settlement Agreement and Release (the “Settlement Agreement”). The 2010 Merger Agreement provides for the acquisition of the Company by CardioNet by the purchase of the Company’s outstanding shares of common stock for a total of $11 million adjusted up or down based on the Company’s working capital just prior to the closing of the transaction. The 2010 Merger Agreement is subject to the approval of the Company’s shareholders and other customary closing conditions. The Settlement Agreement provides that upon closing of the 2010 Merger Agreement the lawsuit between the parties will be settled and each party released from all claims the other has against it with respect to the Merger Agreement signed in 2009. The lawsuit has been stayed pending completion of the 2010 Merger Agreement.

          On September 25, 2009, LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd., the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (the ‘878 Patent) and 5,730,143 (the ‘143 Patent) commenced an action LifeWatch Patent Matter against Braemar, Inc. (“Braemar”), and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001, alleging that Braemar and eCardio had infringed the ‘878 and ‘143 Patents. The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party. Braemar and eCardio have denied the allegations, and Braemar is defending the suit on behalf of both itself and eCardio. Since the action was commenced, the Plaintiffs have dismissed their claims relating to alleged infringement of the ‘878 Patent and have continued to pursue their claims relating to the alleged infringement of the ‘143 Patent.

          Biotel Inc. maintains product liability insurance covering its subsidiaries. There are no known product liability claims, and management presently believes that there is no material risk of loss from product liability claims.

NOTE 10 – SUBSEQUENT EVENTS

          On November 5, 2010, the Company and CardioNet, Inc. entered into a Merger Agreement pursuant to which CardioNet is to acquire the Company’s outstanding shares of common stock for $11 million, or approximately $3.84 per share, before adjustment up or down based on the Company’s working capital just prior to the close of the merger. In connection with the 2010 Merger Agreement, the Company and CardioNet entered into a Settlement Agreement and Release to settle and dismiss the outstanding lawsuit between the parties, which will be effective upon the close of the merger. The merger is subject to approval of the Company’s shareholders and other customary closing conditions.

          These financial statements have not been updated for subsequent events occurring after November 15, 2010, which is the date these financial statements were available to be issued.

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

          Goodwill is deemed to have an indefinite useful life and is not amortized but is subject to impairment tests performed at least annually. During fiscal 2010 and 2009, Biotel performed the required impairment tests of goodwill and determined the recorded goodwill had not been impaired.

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

          Biotel has released its Fusion product line for clinical use and is monitoring system performance under beta evaluation. Procedures performed using Fusion devices are eligible for reimbursement under MCT procedure codes. Recently, there have been published reports that CMS (Medicare) will expand MCT coverage nationwide effective January 1, 2011. Up until the present, CMS reimbursement has been available in a more limited way, substantially used by ECG scanning services operating within four Eastern states and the District of Columbia. Biotel believes that CMS nationwide coverage will increase the adoption of MCT procedure codes by private insurers, open markets for regional ECG scanning services and increase the potential for installation of MCT equipment in the nation’s hospitals and clinics. Biotel believes that some hospitals and clinics may prefer to purchase Fusion systems and arrange service support for MCT patients rather than outsource their MCT procedures.

Results of Operations

Three Months ended September 30, 2010

          Biotel’s net revenues for the three months ended September 30, 2010, were $3,124,000, 4.3% less than net revenues of $3,263,000 for the three months ended September 30, 2009. Biotel’s Braemar subsidiary has continued to make sales of its ER9W wireless event recorders but at a lower level than in the comparable quarter of fiscal year 2010. The initial stocking purchases of ER9W by a major customer have fluctuated from quarter to quarter as wireless products are rolled out to meet market demand. Such deliveries of ER9W are expected to continue through fiscal year 2011. Wireless devices may be expected to have a service life of three to five years before obsolescence. After initial stocking of wireless products, Biotel expects replacement sales levels from the customers for those products. Agility has been increasing its ECG clinical research services as a result of new contracts, partially offsetting the decline in revenues from ER9W products.

          Gross profit was $1,335,000 for the quarter ended September 30, 2010, 2.9% favorable to gross profit of $1,297,000 for the first quarter of fiscal year 2010. Gross profit increased as a result of product mix and cost control actions. Gross profit margin improved to 42.7% for the three months ended September 30, 2010 compared to 39.7% for the three months ended September 30, 2009, primarily as a result of a reduction in workforce necessitated by the decline in revenue as a result of CardioNet’s termination of a merger agreement (see Part I. Item 1. Note 9 of Notes to Consolidated Financial Statements). Cost of sales and service decreased to $1,789,000 (57.3% of sales) for the three months ended September 30, 2010, compared to $1,967,000 (60.3% of sales) for the first quarter of fiscal year 2010. The decrease in cost of sales and service was a result of the lower sales volume and cost control efforts in the first quarter of fiscal 2011. Cost of sales and service as a percentage of revenue decreased, primarily due to product mix and cost control efforts.

          Selling, general and administrative expenses of $703,000 (22.5% of sales) for the three months ended September 30, 2010 increased from $666,000 (20.4% of sales) for the three months ended September 30, 2009. Selling, general and administrative expenses were higher in the first quarter of fiscal 2011 primarily because of legal expense incurred as a result of activities surrounding the merger agreement between Biotel and CardioNet, Inc. signed on April 2, 2009, and subsequently terminated by CardioNet. Selling expenses include salaries, commissions, benefits, travel expenses and other selling expenses.

          Research and development expenditures for the first quarter of fiscal year 2011 were $302,000, a decrease of 25.7% compared to $407,000 in the first quarter of fiscal year 2010. The decrease in research and development expenses resulted primarily because heavy development activities related to a new Holter product line and ER9 Wireless technology platform and product line were funded in previous fiscal years. Expenditures for MCT wireless product development activity benefited from the ER9 Wireless technology platform developed in previous fiscal years. MCT procedures allow patients to be remotely monitored with alarms for up to 30 days, carry higher reimbursement in the United States and are believed to provide a higher diagnostic yield than traditional telephone event monitoring approaches. Biotel expects research and development investment in fiscal 2010 to be comparable to prior year levels as the Company addresses developing markets in Holter, event recording and wireless arrhythmia management.

          No interest expense was incurred in the three-month periods ended September 30, 2010 and September 30, 2009.

          Net earnings of $221,000 were posted for the first quarter of fiscal year 2011, versus net income of $128,000 in the first quarter of fiscal year 2010. The increase in net income was primarily the result of the strong gross margin and the decrease in research and development expenditures during the first three months of fiscal 2011.

Off-Balance Sheet Arrangements

          Biotel does not have any off-balance sheet financing arrangements.

Liquidity and Capital Resources

          Working capital increased to $4,287,000 at September 30, 2010, compared to $4,034,000 at June 30, 2010. The increase in working capital is largely the result of Biotel’s strong cash position at the end of the first quarter of fiscal 2011.

          Cash and cash equivalents were $1,812,000 at September 30, 2010, compared to $1,577,000 at June 30, 2010. The ratio of current assets to current liabilities (“current ratio”) was 3.75 to one at September 30, 2010 and 3.58 to one at June 30, 2010.

          Accounts receivable decreased to $1,995,000 at September 30, 2010, versus $2,067,000 at June 30, 2010, as a result of lower revenues in the first three months of fiscal 2011. To the extent that credit terms are extended to customers, Biotel’s cash position is diminished and debt may be required to supplement cash flows. Accordingly, Biotel attempts to make timely collections from its customers in accordance with credit terms, extend credit only to credit worthy customers with a strong payment history, and to keep credit terms as short as is practicable.

          During the first three months of fiscal year 2011, $76,000 was used for capital expenditures, compared with $60,000 in the first three months of fiscal year 2010. Biotel primarily invests in molds, tooling and fixtures for custom components used in its product lines. Levels of capital investment are expected to vary from year to year.

          Inventory increased to $1,380,000 as of September 30, 2010, versus $1,312,000 as of June 30, 2010. The level of inventory increased in response to customer orders to be shipped in the second quarter of fiscal 2011. Biotel’s subsidiaries manage inventories to provide safety stock and product flow for customers while controlling the amount of inventory.

          Current liabilities decreased slightly to $1,561,000 at September 30, 2010, compared to $1,565,000 on June 30, 2010.

          Biotel has long term liabilities consisting of deferred taxes payable totaling $343,000. Biotel has no long term debt.

          As of September 30, 2010, stockholders’ equity had increased to $5,607,000 from $5,386,000 at June 30, 2010. The increase in stockholders’ equity was primarily due to the Company’s profitability in the first three months of fiscal 2011.

          Management believes that present cash balances, internally generated funds and its credit line should provide sufficient working capital to meet present and projected needs for the coming 12 months. There is no assurance that Biotel will be successful in obtaining additional working capital if more is required.

Item 3: Qualitative and Quantitative Disclosure about Market Risk

          Not applicable.

Item 4: Controls and Procedures

(a) As of September 30, 2010, an evaluation was performed by Biotel’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in the first three months of fiscal 2011 in Biotel’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Reserved.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

Listing of Exhibits:

10.1	Merger Agreement, dated as of November 5, 2010, among Biotel Inc., Garden Merger Sub, Inc. and CardioNet, Inc.*
10.2	Settlement Agreement, dated as of November 5, 2010, between Biotel Inc. and CardioNet, Inc.*
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2010.

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biotel Inc.

Date: November 15, 2010	By:	/s/ B. Steven Springrose
Its: Chief Executive Officer and President

Date: November 15, 2010	By:	/s/ Judy E. Naus
Its: Chief Financial Officer